Form 10-K
period 1996-12-31
NORTHSTAR HEALTH SERVICES INC
filed 1997-03-31
CIK 896880

Conformed
---------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

      For the Fiscal Year Ended 12/31/96  Commission File Number 0-21752

                       Northstar Health Services Inc..
       ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                          25-1697152
       ---------------------------------      ------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)        Identification Number)


         665 Philadelphia Street,    Indiana Pennsylvania      15701
       ---------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code (412) 349-7500
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:
          Common Stock, $.01 par value          NASDAQ*
          -----------------------               ------

*Due to circumstances described herein, the common stock was delisted on May 31,
                        1996 and currently trades OTC.

       Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ----


Indicate by check mark whether the registrant (1) has filed all reports required
  to be filed by Section 13 or 15(d)   of the Securities Exchange Act of 1934
    during the preceding 12 months and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  ____      No   X
                                                                  ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 21, 1997:

                  Common Stock, $.01 par value -- $ 12,388,590
 As of December 31, 1996, 5,867,154 shares of common stock, par value $.01 per share, were outstanding.

                  Exhibit index is located on pages 42 to 43.

Forward-Looking Statements

          From time to time, the Company will publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company, as well as its former and current officers and directors; defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its common stock relisted on a recognized exchange; and the uncertainties surrounding the
health care industry in general.                                   .

Item 1.     Business
--------------------

          In addition to other sections of this document, this Business section contains the type of forward-looking statements and projections discussed above and must be read in connection with those disclosures.

General

          Northstar Health Services, Inc., a Delaware corporation ("Northstar" or the "Company"), is a regional provider of rehabilitation therapy, mobile diagnostics and related services at outpatient rehabilitation clinics and patient care facilities in Western Pennsylvania, parts of West Virginia, Ohio, and Illinois. It provides services to patients suffering from physical disabilities. The goals of rehabilitation therapy are to improve a patient's physical strength and range of motion, reduce pain, prevent injury, and restore the ability to perform basic activities, including communication. The Company believes that rehabilitation therapy improves patient outcomes and shortens a patient's recovery time and, as a result, has gained increasing recognition by payors as both a clinically effective and a cost-effective means to lower total health care expenses.

          The Company's strategy is to become the dominant provider of rehabilitation therapy and diagnostic therapy within its geographic market. In implementing this strategy, the Company continues to focus on acquiring outpatient rehabilitation clinics and expanding the range of services it provides. The Company believes that a geographically focused strategy efficiently utilizes its existing corporate structure and positions the Company as a preferred rehabilitation provider to referring physicians, hospitals, and managed care organizations. This strategy is further enhanced via the Company's ability to broaden the scope of its mobile diagnostics and subacute contract rehabilitation to referring physicians, hospitals, nursing homes, managed care organizations and insurance companies.

          Between 1991 and December 31, 1996, the number of outpatient rehabilitation clinics the Company operates has increased from zero to 62 and the Company has increased the number of its contracts with patient care facilities from 25 to 75. In November 1993, the Company completed three acquisitions that added 7 outpatient rehabilitation clinics and 23 contracts with patient care facilities to its operations. In addition, in July 1994, the Company completed the acquisition of substantially all of the assets of Medical Rehabilitation Services, Ltd. and two affiliated entities ("MRS"), which added five outpatient rehabilitation clinics and two contracts with patient care facilities to its operations. On November 15, 1995, the Company completed its merger with Keystone Rehabilitation Systems, Inc. of Indiana, Pennsylvania ("Keystone"). Unless otherwise specified, references herein to the "Merger" are to the Keystone merger. The Merger added 50 outpatient rehabilitation clinics and 24 contracts with patient care facilities. On December 1, 1995, the Company completed the acquisition of Penn Vascular Labs ("PVL"), which performs diagnostic, x-ray and other ultrasound services in seven fixed site clinics and at 45 contracted facilities.

          The outpatient rehabilitation industry is experiencing significant consolidation, due primarily to the highly fragmented nature of the industry and the preference of managed care organizations to contract with regional providers offering comprehensive, cost-effective programs. The Company believes it is well positioned to grow within the present industry environment. During 1996, present management completed a restructuring of the Company's corporate and outpatient operations to position it to manage existing and emerging opportunities in its primary markets. In connection with such restructuring, four operating subsidiaries were organized:

 . Ability Plus Rehabilitation Management Company, Inc. ("Ability Plus") provides contracted sub-acute care to entities in need of such services. Ability Plus has the capacity to supply rehabilitation services to nursing homes and hospitals in arrangements that capitalize on the entities' current abilities to provide such services and enhance them to sub-acute capabilities. Ability Plus can potentially save a facility capital investment and human resource expenses by transitioning its existing base of beds in service to a planned number dedicated to sub-acute care.

 . Direct Provider Network, Inc. is a sales and marketing entity organized to contract with third party payors, self-insured companies and managed care organizations that contract for the Company's services on a state, regional, or local basis.

 . Keystone Rehabilitation Systems, Inc. provides outpatient rehabilitation, primarily to ambulatory patients at 58 outpatient sites specializing in orthopedics, sports and neurologic rehabilitation. Keystone utilizes physical therapists, occupational therapists and speech therapists to provide its services. Keystone also contracts with hospitals, nursing homes, home health agencies, personal care homes and school districts to provide physical therapy, occupational therapy, speech language pathology and Athletic Training services. Keystone is one of the largest providers of outpatient rehabilitation services in Pennsylvania. During the reorganization, the Company closed and consolidated 4 outpatient sites secondary to overlap of services with the Keystone Merger and existing Northstar facilities.

 . Northstar Medical Services, Inc. and Northstar Diagnostic Services, Inc. were organized to consolidate the diagnostic division with its joint ventures. Northstar Medical Services provides multiple mobile diagnostic services including mammography, ultrasound and echocardiography to physicians, nursing homes and industries. The combined network of services including its joint ventures represent the largest mobile diagnostic company in Southwestern Pennsylvania. The Company also operates six freestanding diagnostic centers in Western Pennsylvania. Services are available via a complete mobile fleet for occupational testing at industrial sites and in physician offices where patient convenience is emphasized.

          The Company's executive and operating management group has substantial business operating and health care management experience.

          The Company believes that the growth in the outpatient medical services and rehabilitation industry is largely the result of: (i) the effectiveness of rehabilitation therapy; (ii) increasing emphasis on physical fitness and the treatment of sports injuries; (iii) the aging population; and
(iv) earlier patient discharge from acute care hospitals to alternate sites.

Industry Background

          Rehabilitation is the process of restoring an optimum level of physical capability to individuals suffering from disabilities. Rehabilitation therapy services are provided on an inpatient or outpatient basis, depending on the type and severity of the physical disability. Outpatient rehabilitation therapy services are generally provided by licensed therapists in hospitals, patient care facilities, and outpatient rehabilitation clinics, including those owned by various national, regional and local companies.

          The Company believes that the rehabilitation therapy industry is experiencing significant growth primarily as a result of the following factors:

          . The Effectiveness of Rehabilitation Therapy. Rehabilitation therapy is recognized by physicians and payors as a cost-effective method to reduce future health care expenses, shorten the recuperation time for injuries, reduce the likelihood of reinjury, and enable patients to regain skills necessary to return to independent living and a working environment. Additionally, rehabilitation therapy may result in significant savings by reducing the need for ongoing in-patient health care services and other related costs.

          . Increasing Emphasis on Physical Fitness and the Treatment of Sports Injuries. The growing emphasis on physical fitness, leisure sports, and conditioning, such as running and aerobics, has led to increased injuries requiring rehabilitation therapy and increased avenues for prevention.

          . The Aging Population. The aging population is expected to increase the demand for rehabilitation therapy. As a person ages, he or she becomes more susceptible to both neurologic and orthopedic-related ailments, including osteoporosis, which may result in the type of injury or loss of function which can be aided by rehabilitation therapy. The aging population is also active longer in their lifespan.

          . Earlier Patient Discharge From Acute Care Hospitals to Alternate Sites. The trends toward earlier patient discharge from acute care hospitals to sub-acute sites, from patient care facilities to outpatient care, and from hospital-based care to clinic-based and home-based treatment programs, have all increased the demand for rehabilitation therapy, mobile and fixed, as well as mobile diagnostic services.

          The Company believes that the demand for rehabilitation therapy services will be favorably affected by the recognition of rehabilitation therapy as both a clinically and a cost-effective method of treating certain types of disabilities. However, the Company also believes that this market will be characterized by increased cost containment pressures and the growing influence of managed care organizations, other third-party payors and state government mandated workers' compensation programs in the selection of rehabilitation service providers.

          Prices for rehabilitation therapy services have increasingly become regulated by government or dictated by third-party payors who are capping or reducing reimbursement rates for rehabilitation therapy services. Such entities are seeking to contract with rehabilitation therapy services providers capable of delivering a full continuum of care at the lowest cost. Accordingly, marketing directly to these entities will become increasingly important.

          State governments mandate and regulate programs that require employers to pay the costs for medical services, lost wages and other expenses resulting from work-related injuries and disabilities through the purchase of insurance from private workers' compensation insurance carriers, participation in a state fund, or self insurance. The costs associated with an injury often include compensation for lost wages. Consequently, there has been increased demand for comprehensive and sophisticated rehabilitation therapy services, such as work reconditioning and functional capacity assessment, which reduce the time required to return a person to the workplace. The Company believes that these types of insurers will continue to represent a significant portion of the Company's business.

          In addition, the Company believes that the rehabilitation industry is highly fragmented and experiencing significant consolidation. Growing legislative and payor pressure to prohibit or limit referrals by physicians to entities in which they have a financial interest is leading physicians to divest themselves of their rehabilitation therapy practices. As a result, many sole practitioners and owners of small groups of outpatient rehabilitation clinics are selling such clinics to larger organizations or establishing networks of outpatient rehabilitation clinics within a geographic area.

Rehabilitation Services

          The Company utilizes licensed therapists and therapist assistants, to provide physical, occupational and speech therapy to patients with musculoskeletal injuries, physical disabilities associated with neurological disorders, and post-surgical rehabilitation. The following is a brief description of rehabilitation therapy services offered by the Company:

          . Physical Therapy. Physical therapy is the evaluation and treatment of physical disabilities designed to improve a patient's physical strength, range of motion, and mobility. Treatments include exercise and the application of modalities such as heat, cold, water, sound, and electricity.

          . Occupational Therapy. Occupational therapy is the evaluation and treatment of physical and cognitive deficiencies with the goal of improving self-care, work and leisure skills. Candidates for this treatment include people who have suffered traumatic injuries, have disease-related disabilities, or who have underdeveloped physical and cognitive skills. Occupational therapists use a variety of treatment techniques, including using therapeutic exercises and activities, designing and fabricating adaptive equipment (such as splints and custom-made handles for utensils) and teaching compensatory techniques to help these individuals achieve their potential for independent, productive living.

          . Speech Therapy. Speech therapy is the evaluation and treatment of speech, language, voice and swallowing disorders arising from strokes, head injuries, degenerative neurological disorders, developmental deficits, cancer and hearing impairment. Speech therapists use treatment techniques such as thermal stimulation, muscle re-education, and hearing and/or speech aid through visual communication devices.

          . Work Reconditioning. Work reconditioning is a rehabilitation program that simulates the specific job activities of an injured worker in order to prepare the worker to return to work and addresses issues of productivity, safety, physical tolerances and worker behavior. The goal is to prepare the patient to work a complete workday safely and without injury. The Company utilizes a standardized industrial rehabilitation program at all of its sites to improve both patient and payor acceptance.

          . Functional Capacity Assessment. Functional capacity assessment is the evaluation of an existing or prospective employee's physical condition and endurance and of the ability to meet the requirements of employment. The assessment may be used by employers, insurers and other payors to estimate the extent of rehabilitation treatment needed or as an objective method of evaluating specific work capacity.

          . Pain Management. Pain management programs are used to assist patients in the use of compensatory motor patterns and other coping mechanisms to minimize or eliminate the debilitating effects of acute and chronic pain.

          . Diagnostic Services. The Company performs non-invasive mobile testing at client facilities and at seven fixed sites. Tests performed include x-ray, mammography, echocardiography with Doppler, Abdominal and Pelvic sonograms, Carotid Duplex, Peripheral Vascular Thyroid and Breast Imaging, Osteoporosis -Bone Mineral Densitometry, and nuclear cardiology. Northstar Medical Services, Inc. employs Board Certified Cardiologists and Board Certified Radiologists.

          . Preventive Services. The Company also provides services designed to prevent or avoid injuries in the workplace. These preventive services, which may be performed at an employer's work site, include programs to teach employees proper body mechanics and techniques and detailed analysis of specific job activities, such as lifting, with the goal of changing how a job is performed to prevent injuries to employees. Although preventive services currently provide only a small amount of revenue for the Company, the Company believes pressure by insurers and managed care organizations to limit the cost of health care and requirements imposed on employers under the Americans with Disabilities Act may cause such industrial consulting to become more prevalent in the future.

Operations

          Outpatient Rehabilitation Clinics. The Company currently owns and operates 62 outpatient rehabilitation clinics in Pennsylvania, Ohio and West Virginia at which the Company provides a wide range of outpatient rehabilitation therapy services. The Company leases or purchases equipment for the outpatient rehabilitation clinics, provides licensed therapists, therapist assistants, certified aides and related personnel, while coordinating the establishment and maintenance of patient records, billings to third-party payors, and management and operations of such clinics. Although the amount and type of equipment for each such clinic may vary, such equipment typically includes whirlpools, electric stimulation and ultrasound units, exercise machines and hot and cold pack units.

          The outpatient rehabilitation clinics are dependent upon patient referrals from various sources within their communities, including orthopedists, internists, neurologists, physiatrist, chiropractors, hospital discharge planners, community organizations and insurance company case managers.
Referrals also come from non-physician sources, including insurance companies, managed care organizations, lawyers and employers. Management believes that its use of direct mail advertising and personal visits with referral sources increase physician referrals. The Company's ability to attract managed care and other third-party payor contracts in multiple locations is aided by its large geographical market, central billing and collections, and direct marketing to payors through Direct Provider Network.

          Contract Rehabilitation and Diagnostic Services. As of December 31, 1996, the Company had contractual arrangements with 120 patient care entities, including nine acute care hospitals. Under these contracts, the patient care facility generally furnishes the space for the rehabilitation therapy center, and the Company provides all other necessary services, including the appropriate rehabilitation therapies and diagnostic services, on-site management, billing and collections, staff recruitment, continuing education, insurance, and quality assurance. The Company provides complete "turn-key" operations to allow its patient care facilities to offer advanced rehabilitation therapies without incurring the financial and operational risks associated with start-up costs, capital expenditures and therapist recruitment. The Company is compensated under such contracts on a fee-for-service basis and typically collects payment for services directly from the patient care facility, which in turn receives reimbursement from other third-party payors, or bills and collects from the payor directly. The Company has two joint ventures with hospitals and believes that this risk sharing proposition gives it long-term stability in certain markets.

          Generally, the Company enters into one-year or indefinite-term contracts for medical rehabilitation services, cancelable by either party upon as few as 30 days' notice and renewable from year to year. The Company believes that its contract renewal rate is competitive in the industry.

Business Strategy

          The Company is seeking to become the dominant provider of rehabilitation therapy and mobile diagnostic services within its geographic market through strategic alliances as well as acquisitions. This strategy is based on the Company's belief that managed care organizations and other third-party payors prefer to contract for service providers offering multiple services within their geographic area. Key elements of the Company's business strategy are summarized below.

          . Maintain Regional Presence. The Company provides both inpatient and outpatient rehabilitation therapy and related services and thus seeks to position itself as the preferred option for physicians, hospitals and managed care organizations at its locations.

          . Expand Geographic Focus. The Company intends to further expand operations in Pennsylvania and states such as Ohio, West Virginia and Illinois. This growth within the Company's regional market will allow the Company to maintain its present cost structure and continue to maximize the productivity of therapists within its market. Expanding services through affiliated providers will give our geographical presence more clout with payors.

          . Expand Referral Sources. The Company seeks to expand the referral base of the outpatient rehabilitation clinic by aggressively marketing its rehabilitation therapy services to local and regional referral sources such as physicians, orthopedic surgeons, insurance companies, managed care organizations, lawyers and employers. As part of its strategy, the Company is cross-selling services between rehabilitation and mobile diagnostics.

          . Alignment with Physician Practices. As part of its business strategy, the Company is looking to more closely align itself with physician practices, either through management service arrangements or through providing diagnostic services in their offices.

          . Expand Contracts With Managed Care Organizations. As managed care organizations become more prevalent in the marketplace, outpatient rehabilitation service providers will need to deliver a comprehensive range of services in a cost-effective manner with multiple locations within a metropolitan area or region. The Company intends to market aggressively to these organizations, by providing a complete continuum of care.

          . Expand Contracts With Patient Care Facilities. The Company continues to seek additional contracts with, as well as expand the range of services it offers to, patient care facilities.

          . Increase Range of Services. The Company provides a wide range of services, including physical, occupational, and speech therapies and intends to increase our more specialized treatments such as hand therapy, aquatic therapy, sports therapy, neurological therapy and incontinence therapy. Due to the Company's geographic focus, the Company will be able to hire a limited number of specialists to serve the Company's entire network from a centralized location. The Company believes that the additional specialized therapies will make it an attractive provider of rehabilitation therapy services to physicians, hospitals and managed care organizations.


          . Increase Efficiency of Operations. The Company has substantially completed the centralization of accounting, payroll, certain other administrative activities, and the billing and collection process using standardized procedures. The Company has also developed, and is in the process of implementing, systems designed to enhance productivity by standardizing and automating certain administrative functions at the outpatient rehabilitation clinic level.


Mergers, Acquisitions and Joint Ventures

          The Keystone Merger. On November 15, 1995, NSK Merger Corp., a newly-formed subsidiary of the Company, was merged with and into Keystone. Prior to this Merger, Keystone was the largest privately held rehabilitation company in Pennsylvania, providing services in physical, occupational and speech therapy, including sports rehabilitation and work hardening in outpatient clinics, as well as in patient care facilities, located throughout Pennsylvania and in New York, Ohio and West Virginia.

          As a result of the Merger, the Company acquired substantially all of the assets of Keystone, including accounts receivable of approximately $5,300,000 and net assets used in the rehabilitation business of approximately $2,300,000. The company intends to continue to utilize these assets in the same manner as did Keystone. The liabilities of Keystone at the time of the Merger, were certain current and non-current liabilities (which will be offset against certain earn-out payments to be made in the future as discussed below) and capital leases of approximately $1,200,000.

          As consideration for the Merger, the shareholders of Keystone, Thomas
W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Zaucha Shareholders"), received the following: (a) $2,500,000 in cash; (b) a time note due January 3, 1996 in the aggregate principle amount of $5,100,000;(c) a five-year, interest free term note in the aggregate principal amount of $2,625,000; (d) the agreement by the Company to issue, on January 3, 1996, a three-year, 6% term note in the aggregate principle amount of $2,400,000 (the "Three-Year Note"); and (e) the agreement by the Company to issue to the Zaucha Shareholders, on January 3, 1996, an aggregate of 944,352 shares of the Company's common stock, par value $.01 per share (the "Zaucha Stock Consideration").

          In connection with the Merger, the Company (i) guaranteed the value of the Zaucha Stock Consideration to be at least $5,600,000 through certain periods ending no later that December 31, 1997; (ii) agreed to seek necessary stockholder approval to allow the Three-Year Note to be converted into common stock at the conversion price of $5.93 per share and to pay any guaranteed amount in additional shares of Northstar common stock based on the trading price of the common stock at the time of issuance; and (iii) issued a five-year interest free note to David D. Watson, formerly Keystone's Chief Operating Officer and Executive Vice President, in the aggregate principal amount of $ 375,000.

          The Company also agreed to make additional "earn-out" payments to the Zaucha Shareholders of $1,600,000 per year in the event that Keystone's "EBITA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITA shortfall in such prior year. Additionally, the Zaucha Shareholders could receive an earn-out of up to approximately $270,000 in the event that Keystone's EBITA for 1995 exceeds $2,500,000 million (as adjusted to exclude certain pre-Merger expenses that will not recur). The earn-out amounts for years 1996 through 2000 will be reduced if Keystone's accounts receivable at the date of the Merger were less than $5,000,000 and in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital
leases) exceeded $2,000,000.   In addition, such earn-out payments will be
reduced by 50% of such current liabilities up to $2,000,000.

          At the time of the Merger, the Company paid $2,500,000 in cash to the Zaucha Shareholders and deposited $5,100,000 in a cash collateral account with a bank to support a letter of credit securing the Company's obligation to pay the Zaucha Shareholders $5,100,000 on January 3, 1996. The Company borrowed $3,500,000 of such amounts under the $6,500,000 acquisition line portion of its existing $16,000,000 credit facility with IBJ Schroder Bank and Trust Company ("IBJ"). The remainder of the funds required at the time of the Merger were provided from working capital.

          Immediately prior to the Merger, Keystone transferred to the Zaucha Family Limited Partnership, of which Thomas W. Zaucha is a general partner, all of the real estate owned by Keystone for approximately $5,000,000, which funds were used to pay off real estate and other debt owed to a bank by Mr. Zaucha. In connection with the Merger, the parcels of such real estate used in Keystone's business were then leased to Keystone by Zaucha.

          As part of the Merger, the Company paid a broker fee of $1,350,000 to CFC Financial, Inc., an entity related to Mr. DeSimone. This obligation was satisfied by the issuance of 150,000 shares of the Company's common stock and $450,000 in cash.

          As part of the Merger, certain of the executive officers of Keystone entered into employment agreements with and became executive officers of the Company. Thomas W. Zaucha, who formed Keystone in 1981, became the Chief Executive Officer of the Company. David D. Watson, the former Chief Operating Officer of Keystone, became the President of the Company. Lisa S. Guarino, the Chief Financial Officer of Keystone, became the Chief Financial Officer and Executive Vice President of the Company. Brian K. Strong remained the Chief Operating Officer of the Company and Michael J. Kulmoski, Jr., formerly Chief Financial Officer and Treasurer, became Executive Vice President of Corporate Development. Additionally, within thirty (30) days of the Merger, Thomas W. Zaucha and Steven N. Brody, a director of Keystone, joined Mark A. DeSimone, the Chairman of the Board of Directors of the Company, and Michael P. Pitterich, an outside director, as the four members of the Board of Directors of the Company.

          As of the date of this document, Mr. Zaucha had been fired for cause as the Company's CEO, but remains as a director. Mssrs. DeSimone, Kulmoski, and Pitterich and Ms. Guarino have left the Company in all capacities, for various reasons set forth herein.

          Joint Venture Agreements. In 1994, the Company entered into the Joint Ventures (as defined herein) to provide cardiac and other diagnostic testing services in order to expand the range of products and services the Company could offer to its clients, particularly in the contract rehabilitation segment of the business.

          During 1994, the Company entered into joint venture arrangements with C.F. Services, Inc. (the "C.F. Services Joint Venture") to develop mobile diagnostic services in Western Pennsylvania and West Virginia. The Company had made loans totaling $100,000 for working capital purposes in connection with the C.F. Services Joint Venture. In April 1994, the Company entered into joint venture arrangements with CDL Medical Technologies, Inc. (the "CDL Joint Venture," and, together with the C.F. Services Joint Venture, the "Joint Ventures") to provide mobile diagnostic testing services, including cardiac and ultrasound diagnostic services. In order to concentrate its managerial and financial efforts on the Company's core rehabilitation business, the Company has initiated negotiations with CFS with respect to a possible sale of its interest in the Joint Ventures to such joint venture partners, although no agreement or understanding has been received with respect to any such possible sale.
However, there can be no assurance as to whether, when, or on what terms any sale may be completed.

Marketing

          As of December 31, 1996, the Company had a marketing staff of 20 people responsible for expanding its patient base in outpatient rehabilitation clinics, subacute and diagnostic centers through referrals by physicians and health maintenance organizations and increasing the number of contracts with patient care facilities served by the Company through targeted mailings, telephone calls, and on-site meetings.

          Through its Merger with Keystone, the Company is in the process of further implementing its marketing program at the local outpatient rehabilitation clinic, regional, and corporate levels directed at hospitals, physicians, insurance companies, managed care organizations, lawyers, and employers. The Company believes this program will enable the Company to market its services effectively and increase patient flow.

          At the local outpatient rehabilitation clinic level, the facility directors for each clinic are expected to maintain relationships with existing referral sources and to establish relationships with new referral sources, typically physicians, in that clinic's geographic area. Therapists contact referral sources on a regular basis in order to maintain personal relationships and to be responsive to their service needs. The Company believes that being responsive to the needs of the referral sources and reducing their administrative burden in referring patients will enhance the Company's prospects of obtaining additional referrals from such sources.

          At the regional level (which are groups of related offices and services), the Company has recognized the value of sales personnel in marketing to larger regional referral sources (multi-physician groups, home health agencies, and hospital-owned physicians) that may be in a position to refer of groups to the Company's facilities. Sales personnel can set up meetings for the facility directors with referral sources and meet with case managers, employers, and local community groups. Their marketing efforts are responsible for developing and expanding business relationships with all referral sources such as insurance companies, managed care organizations, lawyers, and employers, as well as the physicians targeted by the clinical personnel. In addition, these regional sales personnel are responsible to the Company's sales and marketing directors.

          At the corporate level, the Company concentrates on establishing contracts with multi-regional managed care organizations, insurance companies, employers and long-term care facilities. When appropriate, the Company may consider service provider alliances in which two or more large rehabilitation organizations enter into an arrangement such that, collectively, these two organizations are able to secure a contract with a large referral source. Corporate marketing programs are effective in establishing links with larger employers and third party payors.

          The Company is aware of the growing importance of managed care organizations in controlling patient referrals and their demand for high-quality, cost-effective care from service providers with a regional presence. Accordingly, both its corporate and regional sales personnel devote substantial efforts to building relationships with these organizations. The Company has been able to secure contracts and establish relationships with such organizations in the past and believes that its sales and marketing efforts will allow it to acquire additional contracts from, and establish additional relationships with, managed care organizations in the future.

Reimbursement

          The health care industry is generally experiencing a trend toward cost containment as private and governmental payors seek to respond to rapidly escalating health care costs. One means of cost containment has been to limit reimbursement rates by capping or lowering fees or restricting the number of treatments which will be reimbursed for any given condition. Pennsylvania, as well as the other states into which the Company anticipates expanding, have fee schedules which limit the reimbursement rates under workers' compensation programs. Another cost reduction methodology is increased utilization management by third-party payors through the use of physician "gatekeepers" and other pre-certification mechanisms to control utilization of services. The Company expects that legislation and payors' fee schedules and payment methodologies will continue to limit the reimbursement of fees for various services and control access to various services, including rehabilitation therapy services, which may have a material adverse effect on the business, financial position, and results of operations of the Company.

          Reimbursement for the Company's services may also be limited by third-party payors. Such payors often limit the amount of fees per visit, regardless of the number or type of therapies applied to the patient, or otherwise limit by the terms of the managed care contract the amount of fees which may be charged. The Company expects the trend toward third-party payor limiting of reimbursement levels for various outpatient and inpatient services, including outpatient rehabilitation therapy services, will continue.

          As a consequence, there can be no assurance that reimbursement for the Company's rehabilitation therapy services will remain at current levels. The reduction or limitation of reimbursement levels for the Company's services could have a material adverse effect on the business, financial condition, and results of operations of the Company. In addition, such payors are expected to continue to develop programs designed to control or reduce the cost of health care services, which may have a material adverse effect on the business, financial condition, and results of operations of the Company.

          Through December 31, 1995, Northstar Therapy Services, Inc., a subsidiary of the Company ("NTS"), was a Medicare-certified rehabilitation agency, and several outpatient rehabilitation clinics of the Company have been certified as "extension sites" of NTS which can bill Medicare through NTS. Beginning January 1, 1996, all direct bill Medicare is being handled through one of eight certified rehabilitation agencies throughout Pennsylvania, West Virginia and Ohio. All clinics throughout the Company have been certified as extension sites of one of these agencies. The use of NTS as such an agency is no longer necessary, and therefore has been terminated. In addition, patient care facilities that contract with the Company for rehabilitation therapy services and which bill Medicare directly for reimbursement of such services also must be certified. The Company believes that all of its facilities are in compliance with such certification requirements; however, the loss of the Company's Medicare certification, or the Medicare certification of a significant number of the patient care facilities with which the Company contracts could materially adversely affect the Company's ability to obtain Medicare reimbursement for services.

          The Company anticipates that much of its future growth will continue to be through expanding the number of its outpatient rehabilitation clinics through start-ups and acquisitions, contracting for outpatient rehabilitation and adding further services at existing locations.. Rehabilitation therapy services provided in the Company's outpatient rehabilitation clinics are reimbursed primarily from third-party payors, which typically take longer to reimburse the Company than Medicare. Reimbursement from third-party payors is dependent in large part on the Company's timely and correct submission of claims in accordance with the varying requirements of different payors. In addition, expansion beyond Pennsylvania might require the Company to seek payment from a larger number of payors, which could result in longer collection cycles and increased costs of collection.

          Most third-party payors, including Blue Cross/Blue Shield, compensate the insured or a service provider, such as the Company, for physical, occupational, and speech therapy at fee levels that are determined to be "reasonable and customary" for such services within a geographic area. The determination of what is "reasonable and customary" is based on "objective industry data." Reimbursement based on this criteria may be substantially less than rates the Company customarily charges and may not cover all of the Company's costs and expenses. As a result, the Company often will seek the balance of such claims, if any, as well as the portion of the claims not covered by third-party payors, directly from the patient. However, certain third-party payor agreements may prohibit the Company from billing a patient for any amount by which the Company's fees exceed those allowed by the payor. Therefore, attempting to collect fees from patients may be uneconomical in light of the associated costs, or may be prohibited by government regulations or contractual arrangements with third-party payors, and may be unsuccessful. Additionally, third-party payors could adopt more restrictive reimbursement schedules, which may affect the Company's profitability.

Governmental Regulation

          General.    The provision of physical therapy services and
reimbursement for such services are subject to a number of federal, state, and local laws, regulations, and rules, some of which are very complex. Although the Company believes that it is currently in compliance with applicable laws, regulations, and rules, some of such laws are broadly written and subject to little or no interpretation by courts or administrative authorities. Hence, there can be no assurance that a third-party or governmental agency will not contend that certain aspects of the Company's operations or procedures are not in compliance with such laws, regulations, or rules or that state agencies or courts would interpret such laws, regulations, and rules in the Company's favor. The sanctions for failure comply with such laws, regulations, or rules could be denial of the right to conduct business, significant fines, and/or criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations, or rules could have a material adverse effect on the business, financial condition, and results of operations of the Company.

          Fraud and Abuse Laws. The Social Security Act and certain provisions of state law provide civil and criminal penalties for persons who knowingly and willfully solicit, pay, offer or receive any remuneration, directly or indirectly, as an inducement to make a referral of a patient for services or items for which payment may be made under the Medicare programs. Often termed "fraud and abuse" or "anti-kickback" laws, the provisions have been broadly interpreted by the courts.

          The Officer of Inspector General of the Department of Health and Human Services ("HHS") has issued regulations specifying certain business arrangements and payment practices involving providers or other entities, such as the Company, which will not be considered prohibited activities. Commonly termed "safe harbor regulations," the regulations set forth certain standards which, if satisfied, will ensure that the arrangement will not be subject to criminal prosecution or civil sanctions under the fraud and abuse laws. Failure to satisfy the safe harbors in and of itself does not render an arrangement illegal. The Company believes it is in compliance with the safe harbor regulations applicable to its current operations.

          One principal focus of the fraud and abuse laws has been on arrangements in which profit distributions are made by a partnership or other business venture for health-related items or services to venture. Where such arrangements exist, a question is raised as to whether the profit distributions are illegal payments in exchange for referrals. Certain safe harbors set forth criteria which, if met, will ensure that investors in business ventures for health-related items or services will not be subject to scrutiny under the fraud and abuse laws.

          One safe harbor protects profit distributions to investors made by publicly-traded companies with tangible assets of more than $50 million. At present, the Company does not satisfy the asset threshold for protection under this safe harbor. Another safe harbor covers investment interests in small entities. The criteria that must be satisfied for protection under this safe harbor include, among other things, requirements that no more than 40% of the investment interests of each class of investment interests in the entity may be held by persons, or so-called "tainted investors," who are in a position to make or influence referrals (including hospitals and physicians), furnish items or services to the entity or otherwise generate business for the entity, and that no more than 40% of the entity's gross revenues may come from referrals, items, or services furnished, or business otherwise generated by "tainted investors." Unless a large percentage of the Company's common stock is held by "tainted inventors," investments in the Company should fall within the safe harbor for investment interests. None of the Company's physical therapy activities are carried out through partnerships or other ventures with hospitals, physicians, or other third parties in a position to make or influence referrals to, or otherwise generate business for, the joint ventures.

          The laws involving fraud and abuse and the safe harbor regulations are currently in a rapid state of development, and it is difficult to provide a clear analysis of the risks in this area. There can be no assurance that enforcement agencies or courts will determine that any existing arrangements comply with all applicable laws and regulations.

          Stark II. The Omnibus Budget Reconciliation Act of 1993 enacted new federal anti-referral legislation, more commonly known as "Stark II." Effective January 1, 1995, Stark II bans referrals by physicians of Medicare patients to entities for certain designated health services, including physical therapy services, if a physician or immediate family member has a financial relationship with the entity providing the service which does not meet any of the exceptions (or safe harbors) set forth in Stark II. A financial relationship is generally defined as an ownership or investment interest in or compensation arrangement with the entity, subject to certain exceptions. One exception (or safe harbor) relates to ownership of investment securities in publicly traded companies that had, at the end of its most recent fiscal year, or on average during the previous three fiscal years, stockholder equity exceeding $75 million. At present, the Company does not satisfy the asset threshold and physicians may not make referrals of Medicare patients to the Company where the physician or his or her immediate family member holds an ownership or investment in the Company. Penalties for prohibited referrals include nonpayment for services rendered pursuant to a prohibited referral, civil money penalties, and fines and possible exclusion from the Medicare programs. The Company believes it is currently in compliance with the requirements of Stark II. However, there can be no assurance that enforcement agencies or courts will determine that existing arrangements comply with all applicable laws and regulations.

          The Practice of Physical Therapy. In the State of Texas, a 1979 opinion of the State Attorney General provides that corporate entities may not engage in the practice of physical therapy unless such corporations are professional corporations with all stockholders being licensed therapists. The Company knows of no similar opinion or of the existence of any similar law, regulation, or rule, whether pending or currently in effect, in Pennsylvania or in any state into which the Company currently plans to expand its operations. If such an opinion were expressed and enforced in Pennsylvania or in any state in which the Company may in the future operate, management believes that it could restructure its operations so as to be in compliance therewith. However, such restructuring could materially adversely affect the Company, and there can be no assurance that a satisfactory restructuring, under such circumstances, could be accomplished.

          Other Legislative and Regulatory Actions. The Pennsylvania legislature has enacted automobile insurance reforms which became effective in 1991 and which limit payments to providers for non-emergency services rendered to patients who suffer injuries as a result of automobile accidents. The Pennsylvania Legislature also enacted workers' compensation legislation effective September 1, 1993 which limits payments to provides for services rendered to patients with work-related injuries. The Pennsylvania Workers' Compensation Act, among other things, altered the methodology for payment of health care services to persons covered by workers' compensation, limiting health care providers to payment of no greater than 113% of the applicable governmentally imposed standard fees for medical services as determined principally under the Medicare Program. If such services do not fall under the Medicare fee structure, the Pennsylvania Department of Labor and Industry establishes rates, which may not be more than 80% of the prevailing rate for such services in the area. The law also requires employees to obtain treatment from designated providers for a specified period of time and contains restrictions concerning patient referrals, similar to those established in the Medicare fraud and abuse and Stark II laws, which are designed to prevent fraud and abuse in the delivery of services to patients covered by workers' compensation insurance.

Competition

          The rehabilitation industry is highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The Company believes the most significant competitive factors in the rehabilitation market are quality patient care, comprehensive scope of service offered, treatment, alignment with physicians outcome measures, cost-effectiveness through the reduction of the need for more costly health care intervention, convenience of rehabilitation locations to patients, regional dominance, and the ability to develop and maintain relationships with rehabilitation referral sources such as physicians, insurance companies, managed care organizations, lawyers and employers. The Company competes, and will compete, with many national, local, and regional providers of rehabilitation therapy services, including the outpatient rehabilitation operations of acute hospitals, managed care organizations and other long-term care rehabilitation therapy providers. Many of the Company's competitors have equal or longer histories of operations and longer-term relationships with therapists and referral sources than the Company and have greater financial, marketing, human and other resources than the Company.


          The Company also competes with other health care companies in acquiring rehabilitation providers. Several larger national companies with substantially greater financial resources than the Company have been actively acquiring rehabilitation providers. Certain of these companies, because of the size of their stockholders' equity, may not be affected by present or future laws limiting or prohibiting referrals by stockholders who may be referral sources. Continued competition in this area may increase the valuation of rehabilitation providers and limit the Company's ability to make future acquisitions.

          The Company also competes for the services of therapists with hospitals, nursing homes, other outpatient rehabilitation clinics and physicians' offices. Although the Company has not experienced significant difficulties in attracting and retaining qualified therapists, it is generally recognized that the demand for qualified therapists exceeds the supply and there can be no assurance that the Company will continue to be able to attract or retain sufficient therapists to meet its needs.

Employees

          As of December 31, 1996, the Company had 652 employees of which seven were executive officers of the Company; 288 were licensed therapists or therapists' assistants; and 20 were involved in marketing and business development. The Company also has contracts with certain independent physical, occupational, and speech therapists who are utilized by the Company on an as-needed or minimum-number-of-hours-per-week basis.

          None of the Company's employees is represented by a labor union, and the Company is not aware of any activities seeking such organization. The Company considers its relationships with its employees to be satisfactory.

          The Company's business is dependent on its ability to attract and retain qualified therapists and therapists' assistants. The Company employs a variety of recruiting techniques, including employee referral, personal phone contact and follow-up, advertising, convention attendance, mass mailings, loan programs, and on-site college recruiting. The Company also maintains relationships with six local physical therapy colleges and two physical therapy assistant schools. The ability of the Company to attract and retain qualified physical, occupational, and speech therapists and therapists' assistants is crucial to the Company's operations, and competition for therapists is intense. Therapists are in short supply and may be attracted to hospitals and other facilities which may provide predictable locations and work schedules in contrast to the nature of the Company's services at patient care facilities, which provide less predictable work schedules and changing locations. Although there can be no assurance, the Company believes that it is able to compete effectively for therapists due to its local Pennsylvania presence near several certified rehabilitation schools, provision for reimbursement for continuing education, quality reputation, and attractive compensation and benefits package. In addition, the Company believes that its management philosophy appeals to many therapists because it encourages therapists to manage the operations of their respective patient care facilities or outpatient rehabilitation clinics on a semi-autonomous basis, including scheduling, hands-on therapy, facility financial results, retaining staff, and, if applicable, relations with the patient care facility. The Company also provides therapists with career advancement opportunities beyond the individual-facility level. To date, the Company has been able to attract a sufficient number of physical, occupational and speech therapists, either as employees or as independent contractors; however, there can be no assurance that this will continue. The Company believes its future success will depend in part on its continued ability to attract and retain highly skilled employees. If the Company is unable to attract and retain a sufficient number of qualified therapists to staff all of its facilities, the Company could be materially adversely affected. The Company believes its annual turnover rate among therapists compares favorably with that of its competitors.

          In most states, physical, occupational, and speech therapists, therapist assistants, COTAs, and licensed technicians must be state-licensed clinicians with clinically specific associate, baccalaureate, or masters degrees. All therapists must pass a national licensure exam administered by the states. A certified physical therapy assistant provides therapy under the supervision of a physical therapist. In order to be licensed, physical therapy assistants must have an associate degree from an approved physical therapy assistants program. In addition, Pennsylvania requires physical therapy assistants to complete successfully a state-wide written and practical examination. COTAs provide therapy under the supervision of an occupational therapist. In order to be certified, COTAs must also have an associate degree and have successfully completed a national certification examination.
Therapists with the Company undergo an orientation program to familiarize themselves with the Company's policies and procedures.

Liability Insurance

          The Company maintains professional malpractice liability insurance up to $5,000,000 per incident and up to $5,000,000 in the aggregate on all of its professional employees, in addition to coverage for the customary risks inherent in the operation of health care facilities and businesses in general. The cost of liability insurance coverage and the availability of such coverage have varied in recent years with a trend toward higher cost. In an effort to control the cost associated with such coverage, the Company has shifted from an occurrence based policy to a claims made policy. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that its coverage will, in fact, be or continue to be available in sufficient amounts and on reasonable terms, or at all.

Item 2.     Properties
----------------------

          The Company leases approximately 13,000 square feet as corporate office space at 665 Philadelphia Street, Indiana, Pennsylvania 15701. Several leases expire on dates ranging from November 2000 to November 2005. The Company also leases and operates approximately 60 rehabilitation clinics in Pennsylvania. These leases may be month-to-month or for a term of years. Monthly payments under these leases range from approximately $100 to $15,000.

Item 3.    Legal Proceedings
----------------------------

          In September 1996, after an internal investigation by Northstar's directors and Investigative Committee headed by Steven N. Brody, Northstar filed suit in federal court against Mark A. DeSimone, his wife Leslie M. DeSimone, his cousin James P. Shields and several other related parties as well as Richard A. Eisner & Co., LLP, Northstar's former accountants and auditors (No. 96-1695 W.D. Pa.). The lawsuit seeks damages from the defendants for their allegedly illegal actions which harmed the Company and its shareholders from late 1991 through early 1996. The suit sets forth allegations in connection with the defendants' ongoing pattern of fraud, deceptive conduct, theft, and other offenses, as well as DeSimone's and his associates' misappropriation, diversion and conversion of Northstar assets and funds for their own illegal benefit. Northstar's claims against Richard A. Eisner & Co., LLP are based on that accounting firm's alleged negligence, recklessness and failure to conduct proper audits which enabled DeSimone and the other defendants to defraud the Company, resulting in sizeable losses to the Company and its shareholders. Northstar is currently engaged in discovery and settlement discussions with certain defendants. A copy of the complaint, which includes claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), is available from the Company upon the request of any shareholder. Due to the preliminary nature of this proceeding, it is impossible to make any representation regarding its outcome, although the Company is committed to vigorously pursuing all of its remedies against the defendants and any other party found liable for the damage to Northstar.

          In response to Northstar's suit against DeSimone and the other defendants, Coregis Insurance Company, which insured DeSimone's former law firm, brought an action in federal court (No. 96-2243 W.D. Pa.) to determine its obligations to defend DeSimone and his former law firm. Although the action names Northstar, its primary purpose is to determine the obligations of the insurance company; the outcome of this suit may have an impact upon Northstar's ability to recover damages in connection with its lawsuit against DeSimone and others.

          In April 1996, the first of seven class action lawsuits against Northstar and certain of its former officers and directors was filed in federal court by Northstar shareholders; all of such suits were consolidated into one action (No. 96-1399 W.D. Pa.). The suit alleges violations of federal securities laws by Northstar and its former officers and directors Mark A. DeSimone, Michael Pitterich, Michael Kulmoski, Jonathon Petruska and Daniel Dickman in connection with the defendants' alleged scheme to disseminate false and misleading information regarding the Company, its operations, financial status and related-party transactions and to enrich themselves in the process. Settlement negotiations, which also involve Richard A. Eisner & Co., LLP, Northstar's former independent accountant and auditor, are continuing, and the
plaintiffs have claimed damages of approximately $20,000,000.    It is not
possible to make any representations regarding the outcome of this suit at this time; however, the Company is diligently pursuing all avenues for a reasonable settlement. The Company's current officers and directors, none of whom are named in the class action suit, are pursuing settlement negotiations on behalf of the Company, and have filed an action against Northstar's former officers, directors and auditors, as set forth above.

          In May 1996, a group of Northstar shareholders filed an action in California state court against Northstar and its former officers and directors Mark A. DeSimone, Michael J. Kulmoski, Jr. and Northstar's former auditors, Richard A. Eisner & Co., LLP. The suit alleges violations of California state law, as well as breaches of fiduciary duty and fraud. These claims also arise out of the false and misleading statements concerning Northstar and its financial condition which were disseminated by the individual defendants. The plaintiffs have not filed a statement of damages, and the court has scheduled settlement and discovery activities. It is not possible to make an assessment of the impact of this action upon the Company at this time.

          In July 1996, Michael Kulmoski, Jr., a named defendant in both Northstar's lawsuit and the class action, filed a demand for arbitration against Northstar for breach of his employment contract and other related matters. Kulmoski is seeking damages of approximately $500,000. A preliminary hearing was held on February 19, 1997, at which a scheduling order and discovery schedule were issued. An arbitration hearing has been scheduled for the end of June 1997.

          In January, 1997, the Company and Samuel Armfield III, M.D, reached a settlement in regard to the various claims that each had against the other, resulting from the acquisition by the Company of the stock of Vascusonics, Inc. and certain of the assets of Penn Vascular Labs, P.C. See Note 21 to the financial statements.

          In January, 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believes that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company has recourse against Dr. Armfield for any amounts assessed against the Company, which the Company plans to aggressively pursue, if necessary.

          On February 10, 1997, Thomas W. Zaucha filed suit against Northstar Health Services, Inc. ("Northstar") and all other members of its Board of Directors in the Delaware Chancery Court, Civil Action No. 15530. His litigation commenced on the same day that Zaucha's Committee filed with the U.S. Securities and Exchange Commission its preliminary consent materials in connection with this current Solicitation. Zaucha began his lawsuit without providing any prior notice to the Company or fellow Board members. The Company believes that, had Zaucha fulfilled his duty of candor to the Company, and requested clarification of issues, he could have avoided unnecessary and potentially costly litigation.

          The Company intends to move for dismissal of Zaucha's request for declaratory relief for want of an actual or possible case or controversy. His request for declaratory relief is based upon Zaucha's own apparent misconception of important shareholder suffrage rights. Although the Board, with Zaucha abstaining, approved certain Bylaw amendments, the Board has not proposed or adopted amendments to the Company's articles of incorporation, which amendment would be required to eliminate the shareholders right to take action by written consent/1/.

------------------------
/1/ The Zaucha Committee's own current Solicitation of shareholder consents bears testimony to the vitality of shareholder suffrage rights inherent in Northstar's articles of incorporation under Delaware law.

          Zaucha also seeks injunctive relief to prevent the Company from enforcing a conventional Bylaw feature adopted on January 21, 1997. That amendment (providing for removal of directors for cause by a 2/3 vote of shareholders) was enacted in response to the circumstances in which the Company now finds itself due, in part, to Zaucha's own actions and omissions. The amendments were designed solely to enable the Company to provide a stable Board in negotiations with IBJ Schroder, the Company's senior lender. Moreover, the Company has always had a staggered Board, believed by the Company, since its inception, to be a desirable mechanism.

          The Company intends to oppose vigorously Zaucha's attempt to enjoin a bylaw the Board believes is necessary, at this time, to reassure the Company's creditors. While it is impossible to predict the outcome of the Delaware litigation, the Company intends, if successful, to seek recovery from Zaucha of the Company's costs expended in defending litigation.

          On March 19, 1997, the Company filed suit in the Western District of Pennsylvania against Thomas W. Zaucha, its former Chief Executive Officer, and Commonwealth Associates L.P., its former investment banker (No. 97-0510 W.D. Pa.). Also named as defendants were Michael Falk, Basil J. Asciutto and Andreas
V. Bello of Commonwealth Associates; Joseph H. Micalleff of the Associated Sales Tax Consultants, Inc. and Lawrence F. Jindra, M.D., James H. McElwain, Mark G. Mykityshyn, Roger J. Reschini, and David B. White (members of the group seeking to take control of Northstar). The suit alleges that the defendants' solicitation of written consents contained false and misleading information in violation of federal securities laws. The Company requested that the Court issue a temporary restraining order against the defendants use of such misleading proxy materials and order expedited discovery such that the Company can prepare for a hearing on such equitable relief.

Item 4.    Submission of Matters to Vote
----------------------------------------

          Not applicable.

Item 5.    Market for Registrant's Common Equity and Related Stockholders
           Matters
--------------------------------------------------------------------------

          On May 31, 1996, NASDAQ suspended trading in the Company's common stock. Prior to its suspension, the Company's common stock was traded on the NASDAQ National Market under the symbol "NSTR". Since the suspension, the
Company's common stock is traded over the counter.   On March 21, 1997 the high
and low sales prices for the common stock of the Company as reported by NASDAQ were $ 2.750 and $ 2.500. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the common stock of the Company during the calendar periods indicated, through December 31, 1996, as reported by NASDAQ:


        Calendar Year and Quarter   High    Low
        -------------------------  ------  -----

1993    Second Quarter              8.125  5.250
        Third Quarter               8.250  6.750
        Fourth Quarter              9.500  7.750

1994    First Quarter              10.375  7.875
        Second Quarter              9.125  6.750
        Third Quarter               8.250  6.250


        Fourth Quarter              7.500  4.750

1995    First Quarter               8.500  6.500
        Second Quarter              7.625  5.750
        Third Quarter               9.625  7.000
        Fourth Quarter              7.625  5.375

1996    First Quarter               6.125  2.625
        Second Quarter              5.500  1.250
        Third Quarter               3.125  1.250
        Fourth Quarter              2.000  0.750

          As of December 31, 1996, the Company had approximately 1,700 holders of record, including those who hold in street name, for its common stock.

          The Company has not paid nor does it expect to pay in the future cash dividends on its common stock.

          The Company's Registrar and Transfer Agent for its common stock is Continental Stock Transfer and Trust Company, New York, New York.

Stock Option Plan

          The Company adopted two stock option plans: the 1992 Plan and the 1994 Plan. The Company adopted the 1992 Plan in order to attract and retain key personnel. A total of 650,000 shares of Common Stock are authorized and have been reserved for issuance under the 1992 Plan. Options may be either "incentive stock options" within the meaning of Section 422 of the Code, or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to consultants, as well as to employees of, the Company. The 1992 Plan is administered by the Compensation Committee which recommends to the Board, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option exercise price. Currently Messrs. Brody, Smallacombe and Jarrett serve on the Compensation Committee. As of December 31, 1995, options to purchase an aggregate of 502,880 shares of Common Stock have been granted and remain outstanding under the 1992 Plan. As of December 31, 1996, options to purchase an aggregate of 320,300 shares of Common Stock have been granted and remain outstanding under the 1992 Plan. To date, 24,000 options granted under the 1992 Plan have been exercised.

          The Company adopted the 1994 Plan to promote the interests of the Company and its stockholders by increasing the proprietary and vested interests of non-employee directors in the growth and performance of the Company by granting such directors options to purchase shares of Common Stock of the Company. Options are non-qualified. Non-qualfied may be granted only to directors who are non-employees of the Company. Each eligible director, as of June 7, 1994 and June 7, 1995, was granted an option to purchase 7,500 and 2,500 shares, respectively, pursuant to the Plan. A total of 150,000 shares of Common Stock are authorized and have been reserved for issuance under the 1994 Plan. The 1994 Plan is also administered by the Compensation Committee as described above. As of December 31, 1995 and 1996, options to purchase an aggregate of 37,500 and 87,500 shares of Common Stock, respectively, have been granted and remain outstanding under the 1994 Plan. To date no stock options under the 1994 Plan have been exercised.

Change in Control Provisions

          The merger agreement between Northstar and Keystone Rehabilitation Systems provides that in the event of a "change in control" of Northstar during December 31, 1996 through and including the fiscal year ending December 31, 2000, all contingent payments for each remaining fiscal year shall immediately and fully vest and be payable by Northstar to Thomas Zaucha, Alice Zaucha, and the Zaucha Family Limited Partnership ("the Zaucha Shareholders") within 90 days of the change in control. Contingent payments shall mean for each fiscal year during the above described time period if the EBITA of Keystone exceeds $2,500,000, Northstar shall pay to the Zaucha Shareholders a sum equal to $1,600,000 divided by such Shareholder's percentage ownership interest in Keystone. In general a "change in control" is deemed to have occurred if (i) there is a sale of all or substantially all of the assets of Northstar or Keystone or (ii) the sale and transfer of 50% or more of the outstanding capital stock of Northstar or Keystone in one or a series of related transactions.

Item 6:    Selected Financial Data
----------------------------------

          The information set forth below is provided only for the years ended December 31, 1996 and 1995 because the Company and its independent public accountants cannot provide such information for any prior years with the requisite level of accuracy due to prior mismanagement and the resultant resignation of its previous auditors.


                                    1996            1995
                               --------------  --------------

Current Assets                 $   9,446,000   $  14,603,000

Intangible Assets (Net)        $  21,132,000   $  23,947,000

Total Assets                   $  34,542,000   $  43,355,000

Current Liabilities            $  26,265,000   $  26,584,000

Total Liabilities              $  31,350,000   $  32,988,000

Total Stockholders' Equity     $   3,192,000   $  10,367,000

Net Patient Service Revenue    $  35,176,000   $  15,424,000

Gross Profit                   $  16,220,000   $   4,784,000

Operating Loss                   ($5,956,000)   ($11,962,000)

Non-Operating Expenses         $   2,226,000   $   1,041,000

Extraordinary Loss             $           0   ($    274,000)

Net Loss                        ($ 8,947,000)  ($ 13,101,000)



Net Loss Per Share                    ($1.44)         ($3.28)


Item 7.    Management's Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

Forward-Looking Statements

          In addition to other sections of this report, the Management's Discussion and Analysis section also contains the type of forward-looking statements discussed on page 2 herein.

          The information presented in this Management's Discussion and Analysis is of a summary nature; please refer to the Financial Statements, including notes, which are included in this report.

                               EXECUTIVE SUMMARY

          Current management prepared a comprehensive Business Plan that was presented to the Company's senior lender, IBJ Schroder Bank and Trust ("IBJ") and its primary subordinated creditor (Thomas Zaucha) in early December, 1996. This plan outlines specific strategic tasks and goals which will enable the Company to improve its cash flow as well as operating results. The plan, portions of which are summarized below, is based on projections, goals and anticipated results, all of which are the type of forward-looking statement discussed on page 2 herein, and are subject to the contingencies discussed both in this section and on page 2. No assurances can be given as to the probability of or the actual implementation of any part of this plan.

          This plan addresses the critical issues of debt restructuring with both IBJ and Mr. Zaucha. Some highlights of this plan include:

 . Overhead reductions in 1997 of approximately $700,000, in addition to the $1,500,000 overhead cost reduction that was implemented in mid 1996.

 . Restructure of the Company into four operating subsidiaries. This will allow significant revenue and operating income growth in the emerging areas of sub-acute care and medical diagnostics in addition to outpatient rehabilitation clinics and patient care facilities.

 . The plan calls for restructuring the IBJ debt on mutually agreeable terms as well as conversion of Mr. Zaucha's debt to equity on mutually agreeable terms.

          The Company has had conversations with a major stock exchange about getting its common stock relisted by the end of 1997. This past year has been very traumatic for Northstar. The investigation into malfeasance of past officers was made necessary by current management's discovery of such malfeasance and the resignation of our auditors. It has been a very necessary and expensive undertaking, but it has served and continues to serve as the platform to support litigation against prior management and the people with whom they dealt.

          As outlined in detail in the liquidity and capital resources section, the Company funded approximately $1,700,000 of non-recurring legal, professional and other expenses through its operating cash flow. The Company still had cash flow from operations of $2,481,000 after consideration of the above expenses. This exhibits the strength of the Company's core operations and their ability to produce consistent cash flow which will aid the Company in its restructuring efforts. This cash flow from operations was also a result of the Company's efforts to extend payment terms to some of its professional advisors and certain trade creditors.

          The Company posted an operating loss for 1996 of $5,956,000 compared to $11,962,000 during 1995. Exclusive of the non-recurring items discussed above, write-offs of intangible assets and write-offs of notes receivable, the Company's operating loss during 1996 would have been $987,000 down from $5,085,000 in 1995. This marked improvement is indicative of the strength of the businesses which were acquired during late 1995, for which a full year of results was not included in 1995, as well as cost reductions and strategies implemented by current management.

          The Company was able to finance its operations and non-recurring expenses without significantly increasing its debt load. Current management of the Company strongly believes, although it cannot guarantee, that in 1997, cash flow and net operating results will be improved through additional cost reductions and revenue enhancements. Management believes that these improvements will enable the Company to enhance its core operations, begin to restructure its debt, and increase shareholder value.

                             RESULTS OF OPERATIONS

          In addition to other sections of this report, this Management's Discussion and Analysis section contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Net Revenues
------------

          In 1996, the Company's net patient service revenues increased to $35,176,000 from $15,424,000 in 1995 with $23,090,000 of the increase being generated by acquired companies, primarily Keystone Rehabilitation Systems, for which a full year's operations are included in 1996 compared to 45 days in 1995. Excluding acquisitions, net revenues declined by $3,338,000 reflecting extensive reorganization and resulting in the closure or termination of unprofitable clinics and contracts. Management expects, but cannot guarantee, revenue growth during 1997 due to the addition of new business units, including a new sub-acute care business and an expanding presence in the diagnostics medicine arena.

Costs of Service
----------------

          The Company's costs of service increased to $18,956,000 in 1996 compared to $10,640,000 in 1995. Of the increase, $10,714,000 arose from acquired companies, with the remainder of the group declining by $2,398,000. As the increase in total cost was proportionately less than the increase in net revenues, gross profit in 1996 rose by $11,436,000 to $16,220,000 in 1996 (46%
of revenue) compared to $4,784,000 in 1995 (31% of revenue). Acquired companies accounted for $12,376,000 of the increase in gross profit and the operations that existed prior to the acquisition declined by $940,000.

SG&A Expenses
-------------

          Total selling, general and administrative expenses increased to $13,129,000 compared to $6,202,000. As of percentage of net revenue, SG&A fell from 40% to 37% . This decrease as reflected in the percentage of net revenue represents increased efficiencies due to the merger and consolidation of the corporate office functions.

Restructuring and Non Recurring Expenses
----------------------------------------

          During 1995, non-recurring expenses included $3,827,000 for numerous expenses including: a write-down of intangible assets that represented costs where no deemed value existed, non-cash compensation recorded and corporate reorganization costs. In 1996, the Company incurred significant, non-recurring expenses related to investigation of the actions of prior management, legal costs associated with both a defense of shareholders litigation and a plaintiff suit filed against former management, and additional asset write-offs. A summary of these non-recurring expenses during 1995 and 1996 follows:

                                                                1996         1995
                                                             -----------  -----------
Legal and accounting fees                                     $  629,000  $         -
Litigation costs                                                 565,000            -
Loss on notes receivable collateralized with common stock      1,772,000            -
Write off of intangible assets                                   960,000    3,421,000
Corporate restructuring costs                                    292,000      406,000
Professional fees related to investigation                       751,000            -
                                                              ----------   ----------
          Total                                               $4,969,000   $3,827,000
                                                              ==========   ==========

  Though the Company will continue to defend the litigation in which it is currently a party, the Company anticipates that the legal and other professional fees for these matters will be significantly lower than during 1996. In addition, the Company believes that the other non-recurring items outlined above were also one-time charges which it has recorded in order to properly reflect its financial position as of December 31, 1996.

  The Company will incur legal and other professional expenses related to the proxy solicitation filed by the Company's former Chief Executive Officer. As of the date of this document, the Company is uncertain as to the aggregate amount of such expenses.

Bad Debt Expense
----------------

  Other operating expenses of $1,820,000 and $2,301,000 were incurred for bad debt provisions during 1996 and 1995, respectively. The 1995 provision was higher than in previous years and above the industry average due to the Company writing the historical Northstar and acquired Keystone patient accounts receivable down to the net collectable amounts. During mid to late 1996, the Company began to address certain operational difficulties in the billing area and also began to aggressively pursue collection of its receivables. Thus, although there can be no assurances, the 1996 provision for bad debt is still higher than the level that management believes will be incurred in 1997. Thus far in 1997, additional operational improvements have been made to the accounts receivable department, including the recruitment of an experienced accounts receivable manager. While the Company has reserved for approximately $3,300,000 of patient accounts receivable which are substantially in excess of one year old as of December 31, 1996, vigorous collection efforts are in process.

New Accounting Standards - Intangible Assets
--------------------------------------------

  In connection with the Company's early adoption in 1995 of under the provisions of Financial Accounting Standards Board No. 121, the Company incurred a charge of $3,050,000 as a result of impairment of goodwill and other intangible assets. The Company performed a similar analysis as of December 31, 1996 and believes that the remaining intangible assets do not require any write off as a result of further impairment.

Depreciation and Amortization Expense
-------------------------------------

  Other operating costs include amortization of intangibles, depreciation and other deferred charges totalling $2,258,000 in 1996, an increase of $892,000 over 1995, due primarily to the impact of amortization of intangible assets recorded in conjunction with the Keystone acquisition in November 1995.

Interest Expense
----------------

  Interest expense of $2,130,000 for 1996 represented an increase of $1,297,000 over 1995, most of which was attributable to increased borrowing costs arising from debt used to finance acquisitions.

Extraordinary Loss and Income Taxes
-----------------------------------

  The extraordinary loss of $274,000 for 1995 arose from write-offs of deferred financing costs for the early extinguishment of debt during that year. The income tax credit of $236,000 for 1995 was primarily due to refunds arising from carry-backs. The Company recorded a tax liability of $471,000 for 1996 due to state income and franchise taxes on some of its profitable subsidiaries.

Summary
-------

  In summary, the operating loss for 1996 and 1995 included the following charges of an unusual nature:

                                               1996            1995
Operating loss                              $(5,956,000)   $(11,962,000)
Non recurring expenses                        4,969,000       3,827,000
Impairment of long lived assets                       -       3,050,000
Operating loss prior to unusual charges     $  (987,000)   $ (5,085,000)

  After taking into account the non-recurring nature of many of the Company's expenses, the Company's operating loss has been reduced by over $4 million in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

  In addition to other sections of this report, this Management's Discussion and Analysis section contains the type of forward-looking statements discussed on page 2 herein. Please refer to such discussion in connection with the information presented here.

Overview
--------

  The cash flow impact of the costs of the investigation, the lawsuits initiated by and against Northstar, and much higher than normal audit and legal fees, was adverse for the Company in the year ended December 31, 1996. In addition, a reorganization of the Company resulted in a sharp increase in payment of professional fees for consulting, accounting and legal services. Total costs for all of these expenses amounted to approximately $2,237,000 during the year ended in 1996. The Company was able to finance approximately $1,700,000 of these expenses through its current cash flow.

  Cash flow generated from operations was $2,481,000 for the year 1996, despite the outlays for the legal investigation, the lawsuits and the reorganization of the Company, compared to a use of cash of $4,781,000 in 1995. The improvement arose from a sharply reduced net loss of $4,154,000 as well as through the introduction of extended payment terms to many of the Company's professional advisors and some trade creditors.

  The change in working capital accounts during 1996 generated $2,561,000 in cash compared to a net increase of only $395,000 in the previous year. Receivables and other current assets declined by $786,000 and current liabilities increased by $3,347,000 during 1996. An extension of payment terms resulted in accounts payable increasing from $456,000 to $2,048,000 during 1996. Also during 1996, accrued expenses increased from $3,568,000 to $5,323,000.

  Investing activities used $349,000 in 1996, most of which was used to purchase new equipment. This compares to an outlay of $14,859,000 in 1995, which largely reflected the payments made in conjunction with the acquisitions of Keystone and PVL.

  Financing activities in 1996 used cash totaling $5,860,000 during the year compared to a 1995 inflow of $25,683,000. During 1996, the Company repaid $6,666,000 in debt, of which $5,100,000 was paid to the sellers of Keystone (Mr. Zaucha and entities controlled by him), and another $333,000 was paid to IBJ. The remainder of the cash outflow represented primarily repayment of capital leases and a line of credit for a joint venture. The Company added $716,000 in new borrowings during 1996, $400,000 from the IBJ line of credit facility and the remainder mostly from new capital lease obligations and a line of credit for a joint venture.

  At December 31, 1996, the Company held $1,607,000 in general operating funds representing an increase of $977,000 from 1995 year-end general operating funds balance of $630,000. Total cash and equivalents of $5,730,000 for December 31, 1995 included a $5,100,000 deposit in a cash collateral account which was reserved to pay the shareholders of Keystone on January 3, 1996.

  The company has no material commitments for capital expenditures in 1997.

Historical Overview of Capitalization and Liquidity
---------------------------------------------------

  The Company has historically financed its operations and its mergers and acquisitions primarily from sales of common stock through both private and public equity offerings, borrowings under bank credit facilities, loans from related parties, directors, officers and stockholders, and cash flow from operations.

  During 1995 and 1996, the Company raised additional funds for acquisitions and capital expenditures through a public stock offering in May 1995, a bridge financing in August 1995 and a three-tiered credit facility arranged with IBJ Schroder Bank & Trust. The details of these sources of capital are outlined below.

    Stock Offering
    --------------

  On May 18, 1995, the Securities and Exchange Commission (the "Commission") declared effective a registration statement for the offer and sale of 1,750,000 shares of Common Stock. The Public Offering was closed on May 26, 1995. On June 8 and June 15, 1995, the underwriters of the Public Offering exercised their over-allotment option to purchase an aggregate of 262,500 shares of Common Stock. The net proceeds of approximately $10,700,000 from the Public Offering and the exercise of the over-allotment option were used to repay certain of the Company's short-term indebtedness, including the Company's former bank line of credit of $2,000,000; $1,000,000 to satisfy an obligation under a seller note; $1,825,000 of the net proceeds to pay other current obligations, including certain expenses of the Company's Public Offering, and the remainder to partially finance the Keystone acquisition as well as to satisfy general working capital requirements.

    Bridge Loan
    -----------

  On August 30, 1995, the Company closed on a credit facility from a local bank totaling $6,500,000, consisting of a $4,500,000 term loan and a $2,000,000 revolving line of credit. The term loan had a maturity date of 60 months from closing. The proceeds of the term loan were used to consolidate the Company's existing loan obligations with Med-Bill and certain sellers of acquired companies. The facility was repaid in full on October 20, 1995. The Company repaid the $4,500,000 term note in the favor of Med-Bill. The Company does not know the actual source of the funds for the $4,500,000 loan from Med-Bill; however, when it was repaid to Med-Bill, Med-Bill re-distributed at least $3,000,000 to Mr. DeSimone. Related party interest expense was approximately $235,000 during 1995. Med-Bill distributed most, if not all, of the interest, to Mr. DeSimone.

  The proceeds of the revolving credit facility provided working capital as
needed.    In addition, the President and Chief Executive Officer of the
Company, Mark A. DeSimone, personally guaranteed the loan, receiving a 5% guarantee fee totaling $325,000 (See, "Certain Relationships and Related Transactions").

    IBJ Schroder Credit Facility
    ----------------------------

  On October 20, 1995, the Company closed on a $16,000,000 credit facility with IBJ. The facility consisted of:

 .  $6,500,000 term loan to refinance existing operations;
 . $3,000,000 revolving line of credit to fund operations; and . $6,500,000 acquisition facility to fund the Company's existing and future acquisition activity.

     The total facility has a final maturity of five years from closing. The term loan was funded in full at closing and was used to repay the aforementioned bank credit facility.

     As of December 31, 1995, and 1996, the Company was not in compliance with certain covenants within the credit agreement between the Company and IBJ. As such, the Company is in default with the IBJ facility; however, as of December 31, 1996, the Company, through current management's continued communication with IBJ, had succeeded in staying any formal action by IBJ in connection with such default.

     As of December 31, 1995, the term loan portion of this facility had been drawn in full, the revolving line of credit had $1,400,000 available, $6,000,000 of the acquisition facility had been used, and the remaining $500,000 has been terminated by the bank.

     Payments for the acquisitions totaled $30,899,000, which consisted of $15,200,000 in cash, $7,958,000 in notes from sellers and $7,741,000 in issuance of the Company's common stock. Of the $15,200,000 paid in cash for the acquisitions during 1995, $3,500,000 in acquisition loans from IBJ were used to partially finance the merger with Keystone on November 15, 1995. Another $2,150,000 from the same source were used to finance the November 28, 1995 purchase from Penn Vascular Labs, P.C. of certain assets and the stock of Vascusonics, Inc. Other sources of cash payments for acquisitions came from the Company's initial public offering and a private placement, both of which occurred in 1993, and a public offering in May of 1995, which generated proceeds of $3,400,000, $1,800,000 and $10,697,000 respectively.

       Merger with Keystone Rehabilitation
       -----------------------------------

     On November 15, 1995, the Company completed a merger with Keystone Rehabilitation Systems, Inc. Prior to the merger, Keystone was the largest privately held rehabilitation company in Pennsylvania, with approximately $21,000,000 in net revenues during 1994. The merger added approximately 50 outpatient clinics to the Company's operations;

     As consideration for the merger, the shareholders of Keystone, Thomas W. and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Zaucha Shareholders"), received the following:

 .  $2,500,000 in cash;
 .  time note due January 3, 1996 in the aggregate principal amount of
   $5,100,000;
 .  five-year, interest-free term note in the aggregate principal amount of
   $2,625,000;
 .  agreement by the Company to issue on January 3, 1996, a three-year 6% term note in the aggregate principal amount of $2,400,000 (the "three year note"); and
 . agreement by the Company to issue to the Zaucha Shareholders on January 3, 1996, an aggregate of 944,352 shares of Northstar common stock, which were guaranteed a value to be at least $5,600,000 through certain periods ending no later than December 31, 1997.

     The Company also agreed to make additional "earn-out" payments to the Zaucha Shareholders of $1,600,000 per year in the event that Keystone's "EBITA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. Detailed provisions of the earn out calculations are outlined in Note 3 to the Financial Statements.

     At the merger date, the Company paid $2,500,000 in cash to the Zaucha Shareholders and deposited $5,100,000 in a cash collateral account with a bank to support a letter of credit securing the Company's obligation to pay the Zaucha Shareholders $5,100,000 on January 3, 1996. The Company borrowed $3,500,000 of such amounts under the $6,500,000 acquisition line portion of its existing $16,000,000 credit facility with IBJ. The remainder of the funds required were provided from working capital.

       Acquisition of Penn Vascular Labs, P.C.
       ---------------------------------------

     On November 28, 1995, the Company acquired from Penn Vascular Labs, P.C. ("PVL") certain assets as well as the stock of Vascusonics. As consideration for the above-mentioned items, the Company:

 .  paid $50,000 to the seller upon consummation of the agreement;
 .  loaned $2,150,000 to the seller in exchange for a note;
 .  provided the seller with 362,564 shares of Northstar common stock with a fair market value equivalent of $2,150,000 on the acquisition date;
 .  promised to pay $100,000 to the seller in twelve equal non-interest bearing installment payments beginning in December 1996; and . promised to pay certain contingent payments to the seller as outlined in the notes to the financial statements.

     Additionally, in exchange for the loan and the common stock, the seller agreed to pay back to Northstar the lesser of $2,150,000 or the proceeds from the sale of the common stock, whichever was less. In December 1996, the Company foreclosed on this stock and currently accounts for these shares as treasury stock. The foreclosure also resulted in a one-time, non-cash expense of $1,697,000 equal to the decline in collateral value.

     The Company borrowed $2,500,000 under the $6,000,000 acquisition portion of its existing $16,000,000 credit facility with IBJ. These borrowings financed the $2,150,000 promissory note to the seller and a $350,000 brokerage fee to Mr. James P. Shields.

     The Company's funding under various joint venture arrangements with C. F. Services, Inc. (the "C. F. Services Joint Venture") and with CDL Medical Technologies, Inc. (the "CDL Joint Venture") to provide mobile diagnostic testing services, has taken the form of approximately $200,000 in working capital loans and $1,091,000 in equipment purchases through capital leasing. Effective June 1, 1995, the Company transferred certain interests in the C. F. Services Joint Venture in exchange for repayment of moneys invested ($70,000) and the release of all liabilities. The remaining joint ventures are cash flow positive and are currently operating profitably.

Effect of Recently Issued Accounting Standards


     Financial Accounting Standard Board Statement No. 128, Earnings Per Share (SFAS No. 128) was issued in February 1997 and is effective for fiscal years beginning after December 15, 1997. This statement, upon adoption, will require all prior-period earnings per share (EPS) data to be restated, to conform to the provisions of the statement. This statements objective is to simplify the computation of EPS and to make the U.S. standard for EPS computations more compatible with that of the International Accounting Standards Committee. The Company will adopt SFAS No. 128 in fiscal 1998 and does not anticipate that the statement will have a significant impact on its reported EPS.

     Financial Accounting Standard Board Statement No. 129, Disclosure of Information about Capital Structure (SFAS No. 129) was issued in February 1997 and is effective for period ending after December 15, 1997. This statement, upon adoption, will require all companies to provide specific disclosure regarding the entities capital structure. SFAS No. 129 will specify the disclosures, for all companies, including descriptions of the securities comprising the capital structure and the contractual rights of the holders such securities. The Company will adopt SFAS No. 129 in fiscal 1997 and does not anticipate that the statement will have a significant impact on its disclosure.







Item 8:     Financial Statements and Supplementary Data
-------------------------------------------------------

     The Company's financial statements appear on pages 1 through 38 of this report.


Item 9:     Changes in and Disagreements with Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------

     In March 1996, the Company's auditors, KPMG Peat Marwick ("KPMG"), who had been appointed in late 1995, resigned prior to completing their audit of the Company. As a result, the Company's Form 10-K for the year ended December 31, 1995 was not filed timely. The Company retained Arthur Andersen LLP as its auditors, and Arthur Andersen completed the audit of the Company for the years ended December 31, 1996 and 1995 (See Note 1 to the Financial Statements).

Item 10: Directors and Executive Officers of the Registrant
-----------------------------------------------------------


Name                       Age  Director Since           Position
-------------------------  ---  --------------  --------------------------

Steven N . Brody            52  December 1995   Chairman of the Board

Charles B. Jarrett, Jr.     69  November 1996   Director

John Lombardi               31  N/A             Executive Vice President
                                                Chief Financial Officer

Hon. Timothy L. Pesci       52  January 1997    Director

Robert J. Smallacombe       61  May 1996        Chief Executive Officer
                                                and Director

David D. Watson             42  May 1996        President, Chief Operating
                                                Officer and Director


Thomas W. Zaucha            51  November 1995   Director


As of the date of this document, the officers and directors of the Company are as follows:

STEVEN N. BRODY, age 52, has been a Director since December 1995 and Chairman of the Board since February 1997. His term as a Director of the Company is for 1995-1997. He will stand for election at the next annual meeting in order for the shareholders to approve his directorship. He is the founder and principal consultant of Steven N. Brody Associates, an independent management consulting firm. He has assisted dozens of companies with development opportunities, market and product plans and strategies, expansion and corporate development programs, financial and organization strategies and operational performance/profit improvement. Prior to establishing his consulting practice in the late 1970s, Mr. Brody held senior management positions in strategic planning, marketing, and corporate development with the Standard and Poor's Corporation and Dun & Bradstreet Group. He is a graduate of Yale University (B.A. 1966) and in 1970 he received his M.B.A. from Columbia University's Graduate School of Business. He has been or is a member of the National Association of Corporate Directors, the Pittsburgh High Technology Council and the Central Pennsylvania Venture Investment Forum. His business address is that of the Company.

CHARLES B. JARRETT, JR., age 69, has been a Director since November 1996. His term as a Director of the Company is for 1996-1998. He will stand for election at the next annual meeting in order for the shareholders to approve his directorship. He is a practicing attorney and member of Plowman, Spiegel and Lewis, P.C., a law firm in Pittsburgh, Pennsylvania. Mr. Jarrett's practice focuses on corporate, banking, securities and commercial law. Prior to joining Plowman, Spiegel, Mr. Jarrett served as Senior Vice-President and General Counsel of Mellon Bank, N.A. and Vice-President, General Counsel and Secretary of its parent company, Mellon National Corporation. At Mellon Bank, Mr. Jarrett was responsible for Mellon Bank's compliance with the rules and regulations of the Federal Reserve Board, the Comptroller of the Currency and the Securities and Exchange Commission. Mr. Jarrett has also served as Assistant Corporate Secretary of Gulf Oil Corporation where he was responsible for compliance with securities laws; proxy and other shareholder matters; legal issues of corporate financing; employee benefit plans; and general corporate affairs. His business address is Plowman, Spiegel & Lewis P.C., 310 Grant Street, Pittsburgh, PA 15219-2204.

JOHN A. LOMBARDI, CPA, age 31, is the Executive Vice President and Chief Financial Officer of the Company since September 1996; he is intimately involved in the overall debt restructuring, bank negotiations and restructuring of the operations of the Company. Prior to joining Northstar, Mr. Lombardi was promoted through the ranks of Arthur Andersen from staff auditor to senior manager in the firm's audit and business advisory services practice. Mr. Lombardi has provided troubled company consulting services to publicly-held and privately-owned businesses ranging from $5 million to $1 billion in revenues in the distribution, healthcare, construction, manufacturing, real estate and retail industries. He is a Certified Insolvency and Reorganization Accountant, a Certified Fraud Examiner and a member of the American and Pennsylvania Institutes of Certified Public Accountants and the Turnaround Management Association. His business address is that of the Company.

HON. TIMOTHY L. PESCI, age 52, has been a Director of the Company since January, 1997. His term as a Director of the Company is for 1997-1999. He will stand for election at the next annual meeting in order for the shareholders to approve his directorship. He is a current member of the Pennsylvania House of Representatives reelected to consecutive two year terms since May 1989, representing Indiana and Armstrong counties. Prior to election as a State Representative, Mr. Pesci served as Armstrong County Controller from

1976 to 1989 while actively involved in numerous local public service organizations. His extensive experience in the public sector assists the Company in the areas of compliance and regulatory affairs as well as in understanding various healthcare payer markets from a regulatory perspective. His business address is Heritage Square; Suite #4, 170 Lincoln Street, Vandergrift, PA 15690.

ROBERT J. SMALLACOMBE, age 61, has been a Director of the Company since May 1996 and Chief Executive Officer of the Company, since February 1997. His term as a Director of the Company is for 1996-1998. He will stand for election at the next annual meeting in order for the shareholders to approve his directorship. Mr. Smallacombe is an independent consultant specializing in crisis management and the reorganization and rejuvenation of failing companies and the growth of new or stalled companies. He has served as President and/or Chief Executive Officer of eight companies, successfully increasing their profitability and upgrading their management. He is experienced at negotiating out of troubled banking relationships as well as with customers, labor and suppliers. Most recently, he served as President of O'Brien Environmental and President and founder of Executive Advisory Group LTD. He received a Bachelor of Science degree from New York State University and served in the U.S. Marines from 1951 - 1953. Currently, he is a member of the American Institute of Industrial Engineers, World President Organization, and Philadelphia Presidents Organization. His business address is that of the Company.

DAVID D. WATSON, M.S., P.T., E.C.S., age 42, has been a Director of the Company since May 1996 and President of Northstar Health Services, since November 1995. His term as a Director of the Company is for 1996-1998. He will stand for election at the next annual meeting in order for the shareholders to approve his directorship. Mr. Watson has over twenty (20) years of experience in healthcare and physical therapy. Prior to the Northstar merger with Keystone Rehabilitation Systems, Mr. Watson was the Chief Operating Officer and Executive Vice President of Keystone. During Mr. Watson's employment with Keystone, he served as Facility Director, District Director, and Vice-President, where he was responsible for the management of 25 outpatient rehabilitation offices, 18 contracts and 4 hospitals. He is a graduate of the University of California and Duke University where he received his Masters degree in Physical Therapy. His business address is that of the Company.

THOMAS W. ZAUCHA, age 51, has been a Director of the Company since November 1995. As part of the November 15, 1995 acquisition of Keystone Rehabilitation Systems, Mr. Zaucha, the founder and Chairman of Keystone became the Chairman of the Board and Chief Executive Officer of the Company until his removal for cause in February 1997.

Item 11: Executive Compensation
-------------------------------

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, for those persons who were, at December 31, 1996 (i) the Chief Executive Officer, and (ii) the other most highly compensated executive officers of the Company whose remuneration exceeded $100,000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                       (1)Long Term
                                                  Annual    Compensation               Compensation
------------------------------------------------------------------------------------------------------------------------------------

Name and                                  Year  Salary ($)  Bonus ($)    (2)         Awards           (2)All
Principal                                                               Other        ------            Other
Position                                                                 ($)        Securities        Compen-
                                                                                    Underlying        sation
                                                                                     Warrants
                                                                                       (#)
====================================================================================================================================


Thomas W. Zaucha,                         1996   $150,000   $      0   $125,000         -0-            $300
Chairman and
CEO (3)                                   1995   $ 17,308   $      0   $      0         -0-            $300

                                          1994        N/A        N/A        N/A         N/A             N/A

David D. Watson, President and COO (4)    1996   $ 75,000   $      0   $ 75,000         -0-            $300

                                          1995   $  6,635   $      0   $      0      50,000            $300

                                          1994     N/A           N/A        N/A         N/A             N/A

John A. Lombardi,                         1996   $ 30,156   $      0   $      0         -0-            $  0
 Executive V.P., CFO and Treasurer
 (5)                                      1995        N/A        N/A        N/A         N/A             N/A

                                          1994        N/A        N/A        N/A         N/A             N/A

Ralph C. Sweithelm, President  Keystone   1996   $ 85,531   $182,538   $      0         -0-            $300
 Rehabilitation Systems (6)
                                          1995   $  6,338   $  8,957   $      0         -0-            $300

                                          1994        N/A        N/A        N/A         N/A             N/A

====================================================================================================================================


(1) The Company has a 401(k) plan which is being merged with the Keystone 401(k) plan. The plans call for certain matching contributions by the employer equal to 50% of the participants contribution up to a maximum employer contribution of $300 per year. The plan also calls for discretionary employer contributions, none of which were made after the November, 1995 merger of Northstar and Keystone.

(2) During the year ended December 31, 1996, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits which are equivalent to such benefits paid to all other full-time employees. The aggregate amount of all perquisite compensation was less than 10% of the total annual salary and bonus reported for each Named Executive with the exception of Mr. Zaucha, who received $14,400 in lease payments for his Mercedes Benz in addition to his other benefits.

(3) During 1996, Mr. Zaucha received cash compensation in the amount of $275,000. That amount is comprised of $150,000 in salary and $125,000 in deferred compensation which was a provision of the November 1995 merger between Northstar and Keystone negotiated by Mr. Zaucha and Mark DeSimone. During 1995, Mr. Zaucha received compensation in the form of $150,000 in annual compensation, $125,000 pursuant to his employment contract, which is summarized herein. Zaucha also receives funds from the Company in the form of lease payments, deferred compensation and other related-party transactions which relate to the merger of Keystone and Northstar (See, "Certain Relationships and Related Transactions"). Lease payments to Zaucha for 1996 and 1995 were $470,364 and $59,000, respectively. In conjunction with the merger with Keystone, the Company makes earn out payments to Zaucha, Alice Zaucha and the Zaucha Family Limited Partnership discussed in
    Note 3 to the financial statements. The Company also paid $86,320 in 1996 and $9,156 in 1995 to Impulse Development Corporation, a company controlled by Zaucha for maintenance and housekeeping services.

(4) David Watson holds a note payable from Northstar resulting from the November 1995 merger which pays him an additional $75,000 annually.

(5) Mr. Lombardi was hired by the Company in September 1996 pursuant to an employment contract which is summarized herein. His annual salary pursuant to such contract is $112,000.

(6) Because Mr. Sweithelm is the president of the Company's largest revenue-generating subsidiary, he performs policy-making functions for Northstar and is included as a Named Executive.

                     Option/SAR Grants in Last Fiscal Year

  No options or stock appreciation rights were granted to any Named Executive during 1996.

                      Option/SAR Grants During Fiscal 1995

     The following table sets forth the option grants to the Named Executive set forth below. This table is included because, due to problems discussed elsewhere, the Company did not file its Form 10-K for the Fiscal Year ended December 31, 1995.

     There were no option or SAR grants to any Named Executive during the Fiscal Year Ended December 31, 1996. However, the Company is contractually obligated to issue certain options (See, Note 13 to the financial statements.

                                                                                                      POTENTIAL REALIZED
                                                                                                       VALUE AT ASSUMED
                                                                                                     ANNUAL RATES OF STOCK
                                                                                                      PRICE APPRECIATION
                                   INDIVIDUAL GRANTS                                                          FOR
                                                                                                        OPTION TERM (3)
                                                   Percent of
                                  Number of           Total
                                 Securities        Options/SARs
                                 Underlying         Granted to    Exercise or
                                Options/ SARs      Employees in   Base Price    Expiration
Name                             Granted (#)      Fiscal Year (1)   ($/Sh)         Date           5% ($)    10% ($)     0% ($)
------------------------------------------------------------------------------------------------------------------------==========
David D. Watson, President          50,000             12.6%        $5.50         11/16/05       $174,500   $440,000   ($2,000)
 and COO                                                                            (2)
==================================================================================================================================

__________________________________________

(1) For purposes of calculating this percentage, the total number of options granted during 1995 was 395,287.

(2) The options were granted for a term of ten years; however, in the event that the Named Executive's employment is terminated earlier, the options will expire three months after the Named Executive's termination.

(3) Potential realizable values reflect the difference between the option exercise price and the fair value of the Company's common stock price from the date of the grant until the expiration of the option. The 5% and 10% appreciation rates, compounded annually, are assumed pursuant to the rules promulgated by the SEC and do not reflect actual historical or projected rates of appreciation of the common stock. Assuming such appreciation, the following illustrates the per share value on the dates set forth (the expiration dates for the options), assuming the values set forth (the closing bid price on the date of the extension as reported by NASDAQ):

         STOCK PRICE ON          EXPIRATION
          DATE OF GRANT             DATE       5%         10%
          -------------             ----      ---        ----

          11/16/95: $5.54           11/16/05  $9.03     $14.34

   The foregoing values do not reflect appreciation actually realized by the Named Executive (See, "Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value" Table, Below).

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                                       Number of       Value of
                                                      Securities     Unexercised
                                                      Underlying     In-the-Money
                                                     Unexercised     Options/SARs
                                                     Options/SARs    at FY-End ($)
                                                    at FY-End (#)
  Name                        Shares     Value       Exercisable/     Exercisable/
                             Acquired  Realize($) Unexerciseable (l) Unexercisable(2)
                             Exercise
                                (#)
=====================================================================================
David D. Watson                  0        $0         50,000 (3)           $N/A
=====================================================================================
------------------

(1) All options held by the Named Executive are currently exercisable.

(2) Because the market price of the Company's common stock was $.9375 as of December 31, 1996, the Named Executive's options were not In-the-Money Options at fiscal year end.

(3) Includes options to purchase 50,000 shares of common stock at $5.50 per share.

Employment Agreements with Named Executives

     The Company has employment contracts with its Named Executives Thomas W. Zaucha, David D. Watson, John A. Lombardi, and Ralph C. Sweithelm.

Zaucha

     Mr. Zaucha's contract with the Company is dated November 15, 1995 and has a five-year term. Pursuant to the contract, Mr. Zaucha was to serve as the Company's CEO with a base salary of $125,000. The contract contains confidentiality and non-compete provisions. Mr. Zaucha also receives compensation from the Company in other capacities outside of his role as its CEO. On February 13, 1997, the Board removed Zaucha for cause from his office as Chief Executive Officer.

Watson

     Mr. Watson's contract with the Company is dated November 15, 1995 and has a five-year term. Pursuant to the contract, Mr. Watson serves as the Company's President with a base salary of $ 75,000. The contract contains confidentiality and non-compete provisions.

Lombardi

     Mr. Lombardi's contract with the Company is dated September 16, 1996 and has a renewable one-year term. Pursuant to the contract, Mr. Lombardi serves as the Company's Executive Vice President, Chief Financial Officer and Treasurer with an annual salary of $112,000. The contract also entitles Mr. Lombardi to options to purchase 25,000 shares of common stock at a price of $1.75 per share (the prevailing market price) on the effective date of his employment contract, and options to purchase 50,000 shares of common stock at a price of $2.00 per share; however, such options are not exercisable until the Company's common stock is listed and trades at a price in excess of $5.93 per share for a period of ten consecutive trading days. None of the options have been issued as of the date of this filing. The contract contains confidentiality provisions and a non-compete clause.

Sweithelm

     Mr. Sweithelm entered into an updated employment contract with the Company in January, 1997. Pursuant to the contract, he serves as the president of Northstar's subsidiary Keystone Rehabilitation Systems, Inc. The contract has a five-year term, renewable for one-year terms and provides for an annual salary of $85,531. In addition, Mr. Sweithelm is entitled to incentive compensation
based on Keystone's quarterly performance.   The contract entitles Mr. Sweithelm
to options to purchase 50,000 shares of common stock; none of those options have
been issued as of the date of this filing.   The contract contains
confidentiality provisions and a non-compete clause.

Director Compensation

     Each Director who is not an employee of the Company receives a quarterly retainer fee of $3,000, an attendance fee of $1000 for each meeting at which he is present in person and $250 for each telephonic meeting. The meeting fees are not paid to those directors with consulting contracts with the Company. Each member of the Audit Committee receives an attendance fee of $500 for each meeting at which he is present in person. In addition, Directors receive an option to purchase 25,000 shares, at market value, for joining the board, unless they own more than 10% of the outstanding common stock. Those directors with consulting contracts do not receive compensation for the committee meetings.

     During 1996, Messrs. Brody and Smallacombe were compensated as consultants to the Company. A summary of their consulting contracts is set forth below.

Brody

     Mr. Brody's original consulting contract with the Company was dated January 1, 1996 for a term of one year, renewable month by month thereafter. Pursuant to the contract, Brody would provide to Northstar services related to strategic
planning and growth management.   For performance of these services Brody was
paid a monthly retainer fee of $3,000 plus expenses and an overage fee of $150 per hour for time in excess of 20 hours per month. This contract was suspended on March 19, 1996 when Brody began heading-up the Investigative Committee.
On April 5, 1996, Brody entered into a contract with the Company whereby he would perform all of the duties from the January 1, 1996 contract as well as additional investor relations responsibilities, search activities for new directors, negotiations with lenders and interfaces with investment bankers,
related to his position as head of the Investigative Committee.   This contract
calls for Brody to be compensated at the rate of $150 per hour plus expenses for the services rendered. In the event that Brody is engaged in services for Northstar in excess of 60 hour per month, the excess hours are billed at a rate of $250 per hour. The director services agreement also provided Brody with non-qualified stock options ranging from 75,000 to 150,000 shares of common stock of Northstar depending on his performance, exercisable at the lowest closing price for Northstar common stock during the period March 19, 1996 and ending at the formal termination of the investigation. To date, none of such options have been issued. On the same date, Brody entered into another contract with the Company whereby he would perform various services related to an investigation of the former management of Northstar and its activities. This contract calls for Brody to be compensated at the rate of $150 per hour plus expenses for the services rendered. If Brody performs services in excess of 20 hours per month regarding the above investigation, all hours in excess of 20 hours will be billed to the Company at $250 per hour. Since July 1996 when the Interim Report of the Investigative Committee was completed, no material billings have been made on this contract.

Smallacombe

     Mr. Smallacombe entered into a contract with the Company on August 18, 1996, whereby he agreed to provide consulting services related to crisis and financial management and restructuring. This contract was extended in January 1997 for a period of eight months, concluding September 30, 1997. The Company agreed to compensate Smallacombe $6,500 per week for those services. The contract also provided an option to purchase up to 25,000 shares of common stock at $2.00 per share and 100,000 in non-qualified stock options for those services, exercisable when the Company's common stock is listed and trades in excess of $5.93 for at least fifteen consecutive trading days. The contract was renewed for an additional eight months effective January 20, 1997 and provided an additional option to purchase 25,000 shares at $1.75 per share. To date, none of such options have been issued. When Smallacombe was appointed CEO, this consulting contract was transformed into an employment contract with the same terms.

Item 12: Security Ownership and Certain Beneficial Ownership
------------------------------------------------------------

     The following table sets forth the indicated information as of December 31, 1996 with respect to each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock, each director of the Company who owns common stock or options, and all directors and executive officers of the Company as a group. The table excludes disclosure of entities such as Cede & Co. and other companies which would reflect the ownership of entities who hold stock on behalf of shareholders.

     As of December 31, 1996, there were 5,867,154 shares of the Company's
common stock outstanding.   The first column sets forth the total number of
shares of common stock which each named person or group has the right to acquire, through the exercise of options, within sixty (60) days, plus common stock currently owned. The third column sets forth the percentage of the total number of shares of common stock outstanding as of December 31, 1996 which would be owned by each named person or group upon the exercise of all of the warrants held by such person or group together with common stock currently owned, as set forth in the first column. Except as otherwise indicated, each person has the sole power to vote and dispose of each of the shares listed in the columns opposite his name.

Name and Address of                       Amount and Nature of
Beneficial Owner (1)                    Beneficial Ownership (2)   Percent of Class
-----------------------------------------------------------------------------------
Steven N. Brody                              107,500 (3)                 1.8%
36 Overlook Drive
Indiana, PA 15701
-----------------------------------------------------------------------------------
Thomas Zaucha                                949,958 (4)                16.2%
100 Lafayette Circle
Indiana, PA 15701
-----------------------------------------------------------------------------------
David Watson                                  90,230 (5)                 1.5%
202 Forest Ridge Road
Indiana, PA 15701
-----------------------------------------------------------------------------------
All directors and executive officers          1,147,688                 19.2%
as a group
-----------------------------------------------------------------------------------

________________________

(1) Includes ownership of all shares of common stock which each named person or group has the right to acquire, through the exercise of options, within sixty (60) days, together with the common stock currently owned.

(2) Represents total number of shares of common stock owned by each person, which each named person or group has the right to acquire, through the exercise of options within sixty (60) days, together with common stock currently owned, as a percentage of the total number of shares of common stock outstanding as of December 31, 1996. For computation purposes, the total number of shares of common stock outstanding as of December 31, 1996 has been increased by the number of additional shares which would be outstanding if the person or group owned the number of shares set forth.

(3) Includes 50,000 shares of common stock and currently exercisable options to purchase 7,500 shares at $6.13 per share which expires at the earlier of 10 years or one year after termination and options to purchase 50,000 shares at $5.25 with same features and terms.

(4) Includes 667,201 shares owned directly by Mr. Zaucha and his wife, Alice L. Zaucha, as joint tenants, 207,757 shares are held by the Zaucha Family Limited Partnership whose sole and general partners are currently Zaucha, his spouse and their four children, and 75,000 shares which are held by Zaucha as sole beneficial owner.

(5) Includes 40,230 shares of common stock and currently exercisable options to purchase 50,000 shares at $5.50 per share which expires at the earlier of 10 years or one year after termination.

Item 13.     Certain Relationships and Related Transactions
-----------------------------------------------------------

     The Company does not adopt or affirm any related party disclosures made in prior public filings including financial statements. The transactions discussed herein are based on current management's knowledge as of the date of this document; however, management believes that other matters may come to their attention during the various lawsuits and other actions as set forth in the "Legal Proceedings" section herein, as well as those discussed in Notes 1, 20 and 21 to the Financial Statements. For more detailed financial information on these matters see Note 12 to the Financial Statements.

Transactions Related to Zaucha

       Keystone Acquisition
       --------------------

     In connection with the Keystone acquisition, Mr. Thomas Zaucha is a former officer and current director of the Company, has debt and other amounts due directly to him of $3,919,500 and $7,897,500 as of December 31, 1996 and December 31, 1995, respectively. In addition, Mr. Zaucha's family limited partnership is due $1,105,500 and $2,227,500 as of December 31, 1996 and 1995, respectively.

     As required under the Keystone Merger Agreement, immediately prior to the merger, Keystone transferred to the Zaucha Family Limited Partnership, of which Mr. Zaucha is a general partner, all of the real estate previously owned by Keystone in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. The current management of the Company believes that the current leasing arrangements are in excess of fair market value and continues its efforts to renegotiate the rental rates.
The leases are for a period of ten years, and commenced November 15, 1995.
Lease payments for 1996 and 1995 were $470,364 and $59,000, respectively.
Future minimum lease payments under these leases aggregate in excess of $4.6 million.

     Impulse Development
     -------------------

     During 1995 and 1996, the Company also paid to Impulse Development Corporation, a company controlled by Thomas Zaucha, invoices for maintenance and improvements to Company sites. Current management discontinued its use of Impulse when they determined that the invoices contained excessive mark-ups for services. In addition, a family member of the Company's former Chief Financial Officer was employed by Impulse Development Corporation.

DeSimone Related Transactions

       Transactions Directly With Mr. Mark DeSimone
       --------------------------------------------

     During the year ended December 31, 1995, Mr. DeSimone paid the Company $249,000 for expenses and interest which the Company had paid in previous years. The Company repaid a loan of $162,000 to Mr. DeSimone on May 30, 1995 along with 8% per annum interest of $6,000.

     As of July 18, 1995, the Company amended its employment agreement with Mr. DeSimone in exchange for Mr. DeSimone entering into an extended non-compete agreement, fixing his annual compensation and returning 250,000 Northstar common stock options. In exchange, Mr. DeSimone received annual compensation and benefits, 30,000 shares of Common Stock, a one-time bonus of $175,000 and the repayment of a personal loan to PNC Bank in the amount of $150,000. For each year that Mr. DeSimone remained an employee of the Company, the Company agreed to waive repayment by Mr. DeSimone of one-seventh of this loan.

     In February 1996, Mr. DeSimone terminated his employment with the Company but continued to work as a consultant to the Company. His employment contract was changed to a consulting arrangement with similar terms underwhich the Company paid him $47,000 during 1996. In March 1996, Mr. DeSimone resigned from the Board of Directors and the Company terminated its relationship with him.

     Mr. DeSimone personally guaranteed the Integra facility and received a 5% guarantee fee totaling $325,000.

     Prior to 1995, Mr. DeSimone sold his consulting business to the Company. During 1995, Mr. DeSimone was a director and consultant of SMT Health Services, Inc. received $75,000 for consulting services to SMT. Current management believes that these and possibly other fees for consulting services should have been remitted to the Company and is seeking to recover such fees.

       Keystone Acquisition
       --------------------

     As part of the acquisition of Keystone, the Company paid $450,000 in cash and issued 150,000 shares of common stock to Commercial Financial Corporation
(CFC), wholly-owned by Nichlaus P. Horoczko, a personal friend and business associate of Mr. DeSimone. Current management believes that CFC is a related party. The Company guaranteed CFC that it would be able to be sell such shares of common stock for at least $937,500. The Company believes that these shares of common stock were sold on February 12, 1996 for approximately $840,000. No additional compensation has been requested by CFC for the shortfall in share proceeds and in the opinion of current management, Mr. Horoczko did not perform any services of value and therefore was not entitled to the common shares discussed above or any additional compensation thereon.

       Transactions with Med-Bill Corporation, Inc., Med Consulting and Med-
       --------------------------------------------------------------------
Stat, Inc.
----------

     Mr. James P. Shields, cousin of Mr. DeSimone, is an officer and sole owner of Med-Bill. Mr. DeSimone and his current wife, Leslie M. DeSimone are believed by current management to be the principal financial interests in Med-Bill, with similar relationships to Med-Consulting and Med-Stat.

     In 1994 the Company agreed to pay Med-Bill a financing fee of $250,000 at the time of a loan. On May 29, 1995, the Company paid the final installment of $150,000 toward the aforementioned financing fee.

     In the first quarter of 1995, the Company loaned Med-Bill and Med Consulting $41,000 and $25,000, respectively, pursuant to a demand note that bears interest at the rate of 9% per annum. At December 31, 1995, these amounts were deemed uncollectible and were written-off.

     On July 1, 1995, the Company entered into a lease agreement with Med-Stat, Inc. for two pieces of ultrasound equipment in the amount of $225,000 and paid a deposit of $30,000. On August 31, 1995, the lease was bought-out by a reduction in amounts due from Med-Bill of $167,500. Current management believes that the equipment leased/purchased may have been used and may not have been acquired at fair market value.

       White-Oak Diagnostics Systems (White Oak)
       -----------------------------------------

     In November 1993, the Company acquired an interest in White Oak Diagnostic Systems (White Oak) from Northern Diagnostics Services, Inc. (Northern Diagnostics), an entity which was purportedly owned by Mr. James Shields. As part of that acquisition, the Company agreed to make certain contingent payments to either Northern Diagnostics or Med-Bill if gross collected revenues exceeded $400,000 for 1995. In 1995, the Company paid Med-Bill $85,000 for exceeding the aforementioned gross collected revenues.

     Northern Diagnostics acquired White Oak from a group of physicians. In August 1995 White Oak made payments to the former physician owners of approximately $150,000. Current management believes that these payments by White Oak represent amounts due to these physicians by Northern Diagnostics for the acquisition.

     On May 30, 1995 the Company paid $350,000 to Med-Bill to satisfy amounts recorded as due Med-Bill.

       PVL Acquisition
       ---------------

     In connection with the purchase of PVL and Vascusonics, the Company for no consideration transferred to Ultrasonics, Inc. (Ultrasonics), all the receivables of PVL and Vascusonics as of December 1, 1995 valued at $350,000. Ultrasonics is a related party, owned by Mr. James Shields and/or Mr. Jeff D. Bergman, the CEO and Chairman of the Board of SMT.

     The purchase agreement specified that certain equipment lease obligations would be transferred to Ultrasonics. White Oak and Vascusonics then agreed to sublease the equipment from Ultrasonics. White Oak and the Company jointly and severally indemnified the sellers from and against any liability resulting from the failure of Ultrasonics to discharge all obligations to the lessors after the date of the sale. Current management is not aware of any consideration received by the Company from Ultrasonics in exchange for the lease contracts, which current management believes yielded lease payments to Ultrasonics which were in excess of fair market value for the leased equipment, or issuance of the previously-mentioned indemnification.

     During 1996, the Company paid $53,341 in lease payments. Although the lessor paid approximately $155,000 for the equipment which it leased to the Company, the Company is scheduled to make lease payments totaling approximately $1,333,000. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The Company is vigorously contesting this obligation.

       Shields Management Agreement
       ----------------------------

     In 1995 the Company paid $270,000 to Mr. James Shields or Med-Bill in connection with certain management services that Mr. Shields provided at White Oak and PVL. As of December 31, 1995, the Company had approximately $37,000 due to Mr. Shields or Med-Bill. During the first quarter of 1996, the Company paid Mr. Shields approximately $59,106 under the terms of his contract. After March 1996, the Company refused to pay any further amounts under the contract, believeing the payments to be excessive. severed its relationship with Mr. Shields. The Company is vigorously contesting this obligation.

Transactions with Other Board Members

     In 1996, Brody Associates, a consulting firm wholly-owned by Steven Brody, Director, was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. During 1996, the Company paid $223,795 to Brody Associates for these services and related business expenses. At December 31, 1996, the Company owed $25,586 to Brody Associates.

     In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, Director, to serve as a management consultant and to aid in the corporate restructuring. During 1996, the Company paid $189,503 to Executive Advisory Group, Ltd. For these services. As of December 31, 1996, the Company owed $9,750 to Executive Advisory Group, Ltd.

     In connection with the Keystone Merger, Mr. David Watson, an officer and director of the Company, has debt due directly to him of $293,750 and $368,750, as of December 31, 1996 and December 31, 1995, respectively.

     To assist with the investigation of former management, the Company retained Plowman, Speigel & Lewis, P.C. Charles Jarrett, Jr., currently a director of the Company, is a member of that firm. During 1996, but prior to Mr. Jarrett's appointment to the Board of Directors, the Company paid to Plowman, Speigel & Lewis, P.C. $32,548 for professional services rendered.

     Other
     -----

     During 1995, the Company paid $13,500 to Ogg Jones DeSimone & Ignelzi, a law firm in which Mr. DeSimone was a partner, purportedly for rent.


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-----------------------------------------------------------------------------

a)   1.   Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

Financial Statements                                       Page
                                                           ----
     Report of Independent Public Accountants.............   1

     Consolidated Balance Sheets
     December 31,1996 and 1995............................   2

     Consolidated Statements of Operations
     for the years ended December 31,1996 and 1995........   4

     Consolidated Statements of  Stockholders' Equity
     for the years ended December 31, 1996 and 1995.......   5


     Consolidated Statements of Cash Flows
     for the years ended December 31, 1995 and 1996.......   6

     Notes to Consolidated Financial Statements
     December 31, 1995 and 1996...........................   7


2.   Exhibits:

(b)  Reports on Form 8-K

   The Company filed a Form 8-K report dated March 29, 1995. The items listed was Item 5, Other Events.

   The Company filed a Form 8-K report dated March 31, 1995. The items listed was Item 5, Other Events.

   The Company filed a Form 8-K report dated September 18, 1995. The items listed were Item 4 Change in Registrant's Certifying Accountant; Item 5, Other Events, and Item 7(c), Exhibits.

   The Company filed a Form 8-K report dated September 18, 1995. The items listed were Item 5, Other Events, and Item 7(c), Exhibits.

   The Company filed a Form 8-K report dated November 15, 1995. The items listed were Item 2, Acquisition and Disposition of Assets; Item 5, Other Events, and Item 7(c), Exhibits.

   The Company filed a Form 8-K/A#1 report dated November 15, 1995. The items listed were Item 2, Acquisition and Disposition of Assets; Item 7(a), Financial Statements of business acquired; and Item 7(b), Pro Forma Financial Information.

   The Company filed a Form 8-K report dated December 1, 1995. The items listed were Item 2, Acquisition and Disposition of Assets; Item 5, Other Events, and
   Item 7(c), Exhibits.

   The Company filed a Form 8-K report dated March 25, 1996. The items listed were Item 4, Change in Registrant's Certifying Accountant; Item 5, Other Events, and Item 7(c) Exhibits.

   The Company filed a Form 8-K report dated June 13, 1996. The items listed was Item 4, Change in Registrant's Certifying Accountant.

(c)  Exhibits Required by Item 601 of Regulation S-K

         The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

3.1(1)   Articles of Incorporation

3.2      By-laws, as amended

4.1(2)   1992 Stock Option Plan, as amended

4.2(2)     1994 Stock Option Plan for Non-Employee Directors

10.1       Ralph Sweithelm Employment Agreement with Keystone Rehabilitation Systems dated January 26, 1995

10.2       Brian K. Strong Employment Agreement with Northstar signed September 5, 1995

10.3       Michael J. Kulmoski Employment Agreement with Northstar signed October 27, 1995

10.4       Lisa S. Guarino Employment Agreement with Northstar signed November 11, 1995

10.5       Steven N. Brody Consulting Agreement with Northstar signed April 5, 1996

10.6       Nancy B. White Employment Agreement with Northstar signed May 1, 1996

10.7       Forbearance Agreement between Northstar and IBJ Schroder Bank & Trust Company dated May 31, 1996

10.8       Robert J. Smallacombe Consulting Contract with Northstar August 20, 1996

10.9       Edward Banos Employment Agreement with Northstar signed September 1, 1996

10.10       Separation Agreement with Lisa S. Guarino signed September 10, 1996

10.11      John A. Lombardi Employment Agreement with Northstar signed September 16, 1996

16.1(3)    KPMG Peat Marwick Letter of Resignation dated March 25, 1996

17.1       Director Letter of Resignation from Daniel McMenamin dated November 15, 1995

17.2       Director Letter of Resignation from Daniel Dickman dated November 17, 1995

17.3       Letter of Resignation from Michael J. Kulmoski, Jr. dated February 20, 1996

17.4       Director Letter of Resignation from Michael P. Pitterich dated March 21, 1996

17.5       Director Resignation Letter from Mark A. DeSimone dated March 21, 1996

27         Financial Data Schedule
------------------------

(1) Filed as an exhibit to the Company's Registration Statement on Form sb-2 dated February 3, 1993 (Registration No. 33-57916).

(2)      Filed as an annex to the Company's 1994 Proxy Statement dated May 9,
         1994.

(3)      Filed as an Exhibit to Form 8-K dated March 25, 1996.

Conformed Copy
--------------
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of
                                                                 ----
March, 1997.
-----

                                         NORTHSTAR HEALTH SERVICES, INC


                                         By:  /s/ Robert J. Smallacombe
                                              -------------------------
                                              Robert J. Smallacombe,
                                             CEO, Principal Executive Officer
                                             and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                              Title                  Date
---------------------------  --------------------------  --------------

 /s/ David D. Watson         President, Chief Operating  March 30, 1997
---------------------------  Officer, Director


/s/ John Lombardi            Executive Vice President,   March 30, 1997
---------------------------  Principal Accounting and
                             Financial Officer

/s/ Steven N. Brody          Director                    March 30, 1997
---------------------------

/s/ Charles B. Jarrett       Director                    March 30, 1997
---------------------------

/s/ Hon. Timothy L. Pesci    Director                    March 30, 1997
---------------------------

    Thomas W. Zaucha         Director                    March 30, 1997
---------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Northstar Health Services, Inc.:

We have audited the accompanying consolidated balance sheets of Northstar Health Services, Inc. (a Delaware corporation and the Company) and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northstar Health Services, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 4, to the consolidated financial statements, effective December 31, 1995, the Company changed its methods of accounting for impairment of long-lived assets.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1, 7 and 20 to the consolidated financial statements, the Company has suffered significant losses from operations in 1996 and 1995, has been named in certain stockholder litigation and is not meeting its contractual obligations with regard to debt principal and interest payments and certain financial covenants which the lender has not waived. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         Arthur Andersen LLP


Pittsburgh, Pennsylvania,
  March 25, 1997

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                  -------------------------------------------


                            (Dollars in Thousands)
                            ----------------------

                                             December 31,
                                           -----------------
              A S S E T S                   1996      1995
              -----------                  -------  --------
CURRENT ASSETS:
Cash and cash equivalents-
   General operating funds                 $ 1,607   $   630
   Cash collateral supporting a letter
    of credit (Notes 3 and 6)                    -     5,100
 Accounts receivable-
   Patients, net of allowances for
    doubtful accounts of
       $3,759 and $3,518, respectively       6,098     7,210
   Management fees                             766       361
   Miscellaneous                               244       445
 Prepaid expenses and other current
  assets                                       731       857
                                           -------   -------

          Total current assets               9,446    14,603
                                           -------   -------

PROPERTY AND EQUIPMENT, net (Notes 5, 6
 and 10)                                     3,682     4,422

INTANGIBLE ASSETS, net (Note 4)             21,132    23,947

OTHER ASSETS                                   282       383
                                           -------   -------

TOTAL ASSETS                               $34,542   $43,355
                                           =======   =======

  The accompanying notes are an integral part of these financial statements.

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

                  CONSOLIDATED BALANCE SHEETS (Notes 1 and 2)
                  -------------------------------------------

                   (Dollars in Thousands, Except Share Data)
                   -----------------------------------------

                                              December 31,
                                          -------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY      1996       1995
  ------------------------------------    --------   --------
CURRENT LIABILITIES:
Current portion of long-term debt
 (Notes 6, 7, 10, 12 and 21)
   IBJ Schroder                           $ 14,083   $ 14,017
   Thomas Zaucha and Zaucha Family
    Limited Partnership                      1,285      5,500
   Other debt                                1,893      1,593
 Accounts payable                            2,048        456
 Accrued expenses (Note 8)                   5,323      3,568
 Contractual obligations to employees
  (Note 16)                                  1,633      1,450
                                          --------   --------

          Total current liabilities         26,265     26,584
                                          --------   --------

LONG-TERM DEBT (Notes 6, 7, 10 and 12)
 Thomas Zaucha and Zaucha Family             3,183      3,833
  Limited Partnership
 Other debt                                  1,718      2,455
                                          --------   --------
          Total long term debt               4,901      6,288

MINORITY INTEREST (Note 3)                     184        116
                                          --------   --------

          Total liabilities                 31,350     32,988
                                          --------   --------

STOCKHOLDERS' EQUITY (Notes 3, 6, 9,
 12, 13 and 19):
 Preferred stock, par value $.01 per
  share, 1,000,000 shares authorized,
  none issued
 Common stock, par value $.01 per
  share, 10,000,000 shares authorized;
  6,229,718 and 5,285,366 shares                62         53
  issued; 5,867,154 and 5,285,366
  outstanding in 1996 and 1995


 Common shares issuable 0 and 944,352
  shares in 1996 and 1995, respectively          -      5,591

 Additional paid-in capital                 26,208     20,626
 Warrants outstanding                        1,951      1,951
 Retained deficit                          (24,576)   (15,629)
 Less:  Treasury stock, 362,564 in 1996       (453)         -
  and 0 shares in 1995
   Notes receivable collateralized with
    common stock                                 -     (2,225)
                                          --------   --------

          Total stockholders' equity         3,192     10,367
                                          --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 34,542   $ 43,355
                                          ========   ========

  The accompanying notes are an integral part of these financial statements.

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

             CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 2)
             -----------------------------------------------------

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                 ----------------------------------------------

                   (Dollars in Thousands, Except Share Data)
                   -----------------------------------------

                                             1996         1995
                                          -----------  -----------
NET PATIENT SERVICE REVENUE               $   35,176   $   15,424

COSTS OF SERVICE                              18,956       10,640
                                          -----------  -----------
   Gross profit                               16,220        4,784

OPERATING EXPENSES:
 Selling, general and administrative
  expenses                                    13,129        6,202
 Bad debt expense                              1,820        2,301
 Restructuring and other non-recurring
  expenses (Note 9)                            4,969        3,827
 Impairment of long-lived assets (Note
  4)                                               -        3,050
 Amortization of intangibles (Note 4)          1,623        1,193
 Depreciation and amortization                   635          173
                                          -----------  -----------
          Total operating expenses            22,176       16,746
                                          -----------  -----------


OPERATING LOSS                                (5,956)     (11,962)

NON-OPERATING EXPENSES:
 Interest expense, net                         2,130          833
 Other expense, net                               96          208
                                          -----------  -----------
          Total non-operating  expenses        2,226        1,041
                                          -----------  -----------


LOSS BEFORE INCOME TAXES                      (8,182)     (13,003)

INCOME TAXES (Note 14)                           471         (236)
                                          -----------  -----------

LOSS BEFORE MINORITY INTEREST AND
 EXTRAORDINARY LOSS                           (8,653)     (12,767)

MINORITY INTEREST (Note 3)                       294           60
                                          -----------  -----------


LOSS BEFORE EXTRAORDINARY LOSS                (8,947)     (12,827)

EXTRAORDINARY LOSS, (Note 6)                       -         (274)
                                          -----------  -----------

NET LOSS                                  $   (8,947)  $  (13,101)
                                          ===========  ===========

EARNINGS PER SHARE:
Loss before extraordinary loss                $(1.44)      $(3.21)
Extraordinary loss                                 -         (.07)
                                          -----------  -----------
NET LOSS                                      $(1.44)      $(3.28)
                                          ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND EQUIVALENTS                    6,216,840    3,996,147
                                          ===========  ===========

  The accompanying notes are an integral part of these financial statements.

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Notes 1 and 2)
        ---------------------------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                ----------------------------------------------

                            (Dollars in Thousands)
                            ----------------------

                                  Common Stock            Common Shares Issuable
                              -----------------------     ----------------------         Additional     Warrants
                              Shares Issued    Amount     Shares       Amount         Paid-In Capital  Outstanding
                              -------------    ------     ------       ------         ---------------  -----------
   BALANCE, December 31,
    1994, as previously
    reported                 2,600,000           $26           -      $      -               $ 5,592    $       -

     Corrections of errors
      (Note 19)                      -             -      20,378           127                   113           342
                             ---------           ---     -------      --------               -------        ------
   BALANCE, December 31,
    1994, as restated        2,600,000            26      20,378           127                 5,705           342
     Issuance of common
      stock in secondary
      offering               2,012,500            20           -             -                10,678             -

     Issuance of stock for
      acquisitions (Note 3)    200,591             2           -             -                 1,678             -
     Shares issuable for
      acquisitions (Note 3)          -             -     944,352         5,591                     -             -
     Issuance of shares
      issuable                  20,378             -     (20,378)         (127)                  127             -
     Issuance of common
       stock in exchange
       for salary reduction     30,000             -           -             -                   198             -

     Interest accrued                -             -           -             -                     -             -
     Warrants issued in
      connection with bank
      financing                      -             -           -             -                     -           703

     Issuance of warrants
      for consulting
      services                       -             -           -             -                     -           220
     Issuance of warrants
      to underwriter                 -             -           -             -                  (686)          686
     Compensatory stock
      options issued                 -             -           -             -                   358             -
     Disproportionate
      dividend (Note 3 )             -             -           -             -                     -             -
     Reclassification of
      note receivable for
      new
      collateralization by
      common stock                   -             -           -             -                     -             -


     Issuance of common
      shares and
      collateralized note
      receivable (Note 3)      362,564             4           -             -                 2,146             -

     Exercise of stock
      options                   59,333             1           -             -                   422             -
                             ---------           ---     -------      --------               -------        ------
     Net loss                        -             -           -             -                     -             -

   BALANCE, December 31,
    1995                     5,285,366            53     944,352         5,591                20,626         1,951
     Issuance of shares
      issuable (Note 3)        944,352             9    (944,352)       (5,591)                5,582
     Receipt of common
      stock as treasury
      stock through
      surrender of a note
      receivable (Note 3)            -             -           -             -                     -             -


     Write off of
      uncollectible notes
      receivable                     -             -           -             -                     -             -
     Net loss                        -             -           -             -                     -             -
                             ---------           ---     -------      --------               -------        ------

   BALANCE, December 31,
    1996                     6,229,718           $62           -      $      -               $26,208        $1,951
                             =========           ===     =======      ========               =======        ======


                                               Treasury Stock
                                 Retained     ----------------       Notes
                                (Deficit)     Shares    Amount    Receivable       Total
                                ---------     ------    ------    ----------       -----
   BALANCE, December 31,
    1994, as previously
    reported                       $  1,823         -       $  -     $   (30)      $  7,411

     Corrections of errors
      (Note 19)                      (3,173)        -          -           -         (2,591)
                                   --------   -------       ----     -------       --------
   BALANCE, December 31,
    1994, as restated                (1,350)        -          -         (30)         4,820
     Issuance of common
      stock in secondary
      offering                            -         -          -           -         10,698

     Issuance of stock for                -         -          -           -          1,680
      acquisitions (Note 3)
     Shares issuable for                  -         -          -           -          5,591
      acquisitions (Note 3)
     Issuance of shares                   -         -          -           -              -
      issuable
     Issuance of common
       stock in exchange
       for salary reduction               -         -          -           -            198

     Interest accrued                     -         -          -          (7)            (7)
     Warrants issued in
      connection with bank
      financing                           -         -          -           -            703

     Issuance of warrants
      for consulting
      services                            -         -          -           -            220
     Issuance of warrants
      to underwriter                      -         -          -           -              -
     Compensatory stock
      options issued                      -         -          -           -            358
     Disproportionate
      dividend (Note 3 )             (1,178)        -          -           -         (1,178)
     Reclassification of
      note receivable for
      new
      collateralization by
      common stock                        -         -          -         (38)           (38)


     Issuance of common
      shares and
      collateralized note
      receivable (Note 3)                 -        -           -      (2,150)             -

     Exercise of stock
      options                             -         -          -           -            423
     Net loss                       (13,101)        -          -           -        (13,101)
                                   --------   -------       ----     -------       --------

   BALANCE, December 31,
    1995                            (15,629)        -          -      (2,225)        10,367
     Issuance of shares
      issuable (Note 3)
     Receipt of common
      stock as treasury
      stock through
      surrender of a note
      receivable (Note 3)                 -   362,564        453       2,150          1,697


     Write off of
      uncollectible notes
      receivable                          -         -          -          75             75
     Net loss                        (8,947)        -          -           -         (8,947)
                                   --------   -------       ----     -------       --------

   BALANCE, December 31,
    1996                           $(24,576)  362,564       $453     $     -       $  3,192
                                   ========   =======       ====     =======       ========

  The accompanying notes are an integral part of these financial statements.

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
             -----------------------------------------------------

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                ----------------------------------------------

                            (Dollars in Thousands)
                            ----------------------

                                            1996        1995
                                           --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(8,947)   $(13,101)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities-
     Depreciation and amortization           4,293       1,781
     Impairment of long-lived assets             -       3,050
     Loss on early extinguishment of
      debt                                       -         274
     Provision for doubtful accounts         1,820       2,301
     Loss on note receivable
      collateralized by common stock         1,772           -
     Loss on write off of investment            25           -
     Interest on discounted obligation         241           -
     Deferred income taxes                       -        (128)
     Loss on sale of equipment                  47          16
     Provision for increase in
      contractual obligations to
      employees                                262           -
     Stock option and warrant
      compensation expense                     113         570
     Minority interest                         294          61
     Change in current assets and
      liabilities-
       Decrease/(increase) in
        receivables                           (912)         36
       Decrease/(increase) in other
        current assets                         126        (218)
       Increase/(decrease) in accounts
        payable                              1,592        (212)
       Increase in accrued expenses          1,755         789
                                           --------   ---------
          Net cash provided/(used) by
           operating activities              2,481      (4,781)
                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired            (10)    (13,124)
 Earn-out payments on prior period
  acquisitions                                   -        (617)
 Capital expenditures                         (345)       (420)
 Deposits, loans and investments               (12)        (33)
 Other investing activities                      -        (668)
 Proceeds from sale of equipment                18           3
                                           --------   ---------
          Net cash used by investing
           activities                         (349)    (14,859)
                                           --------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock in public offering                       -      10,699
 Payments on long-term debt                 (1,566)    (15,695)
 Debt issuance and organization costs            -        (729)
 Payment of acquisition note to Thomas
  Zaucha                                    (5,100)          -
 Stock options exercised                         -         457
 Payments of contractual obligations to
  employees                                    (79)          -
 Distributions to minority interests          (226)        (57)
 Borrowings on long-term debt                  716      30,045
                                           --------   ---------
          Net cash (used)/provided by
           financing activities             (6,255)     24,720
                                           --------   ---------


NET (DECREASE)/INCREASE IN CASH AND
 CASH EQUIVALENTS                           (4,123)      5,080

CASH AND CASH EQUIVALENTS, beginning
 balance                                     5,730         650
                                           --------   ---------

CASH AND CASH EQUIVALENTS, end balance     $ 1,607    $  5,730
                                           ========   =========

SUPPLEMENTARY INFORMATION:
 Interest paid                             $   821    $  1,018
 Income taxes paid                             216         494

NONCASH INVESTING AND ACTIVITIES:
 Capital lease obligations                 $   395    $  1,467
 Issuance of stock for acquisitions              -       1,680
 Shares issuable for acquisition                 -       5,591
 Issue warrants to bank as debt discount         -         703
 Issue note receivable and related
  common shares collateralizing note             -       2,150
 Issuance of common stock in exchange
  for salary reduction                           -         198
 Issuance of common stock warrants for
  services                                       -         886
 Notes payable issued in connection
  with the acquisitions                          -       9,618
 Treasury stock received through
  surrender of note receivable
  collateral                                   453           -

  The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. DESCRIPTION OF BUSINESS ORGANIZATION AND SIGNIFICANT EVENTS:
   ------------------------------------------------------------

Nature of Operations
--------------------

Northstar Health Services, Inc. (Northstar or the Company) is a provider of rehabilitation therapy and related services, such as diagnostics and sub acute care, in Pennsylvania and surrounding states, providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of rehabilitation therapy are to improve the patients' physical strength and range of motion, reduce pain, help prevent injury, and restore the ability to perform basic activities, including communication. The Company primarily provides these services through outpatient rehabilitation clinics and under contractual arrangements with patient care facilities. The term "Company" means, unless the context requires otherwise, the Company and its subsidiaries and their respective predecessors.

Trading of Common Shares
------------------------

On May 18, 1995, the Securities and Exchange Commission (the Commission) declared effective a registration statement on Form SB-2 originally filed by the Company on March 31, 1995. The registration statement registered with the Commission, among other things, the offer and sale of 1,750,000 shares of Common Stock (the Public Offering). A closing on the Public Offering was held on May 26, 1995. On June 8 and June 15, 1995, the underwriters of the Public Offering exercised their over-allotment option to purchase an aggregate of 262,500 shares of Common Stock. The net proceeds of approximately $10,000,000 from the Public Offering and the exercise of the over-allotment option were used to finance acquisitions, to repay certain of the Company's short-term indebtedness, pay certain expenses of the Company's Public Offering not paid at closing, and for other general corporate purposes, including working capital.

The Company's common stock was traded on the NASDAQ National Market beginning June 3, 1993 under the symbol "NSTR". After some of the events outlined below occurred, trading of the Company's common stock was halted by the NASDAQ National Market on May 31, 1996.

Resignation of Auditors and Immediate Board Changes
---------------------------------------------------

In March 1996, the Company's auditors, KPMG Peat Marwick (KPMG), who had been appointed in late 1995, resigned prior to completing an audit of Northstar.
Soon after KPMG's resignation, the Company's former Chairman of the Board, Mark
A. DeSimone was asked to resign from the Company's Board of Directors along with one independent director. Certain members of management were also relieved from their duties. Concurrently, Thomas W. Zaucha was appointed as Chairman of the Board and an independent member of the Board of Directors was appointed to investigate certain allegations of improprieties.

Employment Agreements
---------------------

During March 1996 the Company terminated Mr. DeSimone's employment agreement.
In accordance with the aforementioned agreement, Mr. DeSimone was to receive six months salary after termination. The Company has not paid any termination salary to Mr. DeSimone.

On April 30, 1996, one of the former owners of an acquired business terminated her employment agreement with the Company due to a change in control clause in the employee's contract. A new contract was negotiated with the same salary; however, the new agreement ends approximately six months prior to the initial contract. The Company and this employee later agreed to terminate this employee's contract as a result of operational difficulties. The Company is currently in settlement discussions with this individual in order to settle issues related to this severance.

In July 1996, the Company terminated a former officer who had been on suspension pending the outcome of the Board of Director's independent investigation. The Company is currently involved in an arbitration with this former employee. See
Note 20 for additional discussion.

In September 1996, the Company's former chief financial officer left the employment of the Company to pursue other interests as part of a negotiated settlement. An employment contract has been accepted by the Company's new chief financial officer.

Stockholders' Suits
-------------------

Following the resignation of KPMG, while the Company was conducting its investigation and before the Company filed its suit as discussed below, the Company was named in suits filed by groups of stockholders. The Company believes that the basis for the stockholders' suits are the actions of certain members of former management and other potentially responsible parties. See Note 20 for a discussion of the status of this litigation.

Company's Suit
--------------

Based upon the investigation completed by special independent legal counsel, the Board of Directors voted to pursue legal actions against the Company's former Chairman of the Board, certain former employees, the predecessor auditors of the Company, for years prior to 1995, Richard A. Eisner & Company and certain other individuals and entities who were allegedly involved in improper actions and diversion of funds to other entities. A complaint was filed in the Western District of Pennsylvania United States District Court on September 12, 1996. Although the result of this lawsuit is indeterminable at this time, the Company expects to actively seek restitution for damages from the responsible parties. See Note 20 for a further discussion of this litigation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its interests in partnerships and joint venture arrangements only for the period subsequent to their acquisition. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method of accounting for less than majority-owned entities.

Basis of Presentation
---------------------

The Company maintains its accounts on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Industry Risks
--------------

The U.S. health care industry continues to experience significant change even without passage of comprehensive legislative reform at the federal level. Today, the primary force for change is being created by a competitive marketplace resulting in rapid change in health care delivery and financing.

An increasing number of the Company's third-party payors are adopting prospective payment systems. The Company has signed provider contracts with a few managed care organizations, which emphasize utilization control and cost containment, and the Company's business with these managed care organizations is expected to increase significantly in the next few years. Managed care organizations either directly transfer risk to health care providers through capitation payment arrangements or pay for units of service on a steeply discounted basis.

These factors cause significant challenges to all providers, including the Company.

Net Patient Service Revenue
---------------------------

The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. A summary of the payment arrangements with major third-party payors is as follows:

   Medicare - Services rendered to Medicare program beneficiaries are paid based on a cost reimbursement methodology subject to cost limitations. The Company is reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's Medicare cost reports have been audited with final settlements determined by the Medicare fiscal intermediary through December 31, 1994 for the Northstar and Keystone "home offices" and through December 31, 1995, for branch operations.

   Medical Assistance and Blue Cross - Services rendered to Medical Assistance eligible patients and Blue Cross subscribers are paid at prospectively determined rates.

Any normal recurring types of changes arising from audit or settlement after the close of the fiscal year are reflected in subsequent years' net patient service revenue.

The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates and discounts from established charges. Certain of these contracts provide capitation terms whereby the Company receives a sum of money per covered person within the certain insurance plan and in return the Company agrees to provide all of the rehabilitation and certain diagnostic testing which is deemed medically necessary for these plan members. In addition to the payments from the insurance organizations, the Company receives in certain coverage circumstances co-payment amounts from patients for each event of service.

The Company grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1996 and 1995, was as follows:

                                          1996   1995
                                          -----  -----
Workers' compensation                       31%    23%
Other third-party payors                    26     24
Contracts with nursing homes and other
 such providers                             15     12
Medicare                                    14     23
Blue Cross                                  10     13
Self-pay patients                            3      5
Medicaid                                     1      -
                                          ----  -----
                                           100%   100%
                                          ====   ====

The healthcare industry is subject to numerous laws and regulations of Federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse as well as other government laws and regulations. While no regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Management Fees
---------------

The Company manages two businesses, in one of which the Company owns a minority interest. In conjunction with these contracts, the Company receives compensation in the form of a monthly management fee. This fee is to be the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. As part of the management of the operations, the Company is responsible for the process of writing accounts payable checks. In connection with the simplification and streamlining of duties, the Company pays the aforementioned invoices from its corporate location and has accepted a gross management fee which includes reimbursement for the payment of such managed-organizations expenses. A summary of the management fees and related expenses is outlined below:

                                            1996     1995
                                          --------  ------
Management fees                           $ 2,697   $ 347
Less:  expenses incurred with
 management function                       (3,092)   (406)
                                          --------  ------
Net loss from managed operations          $  (395)  $ (59)
                                          ========  ======

The net of expenses in excess of management fees are presented in the selling, general and administrative expenses section of the accompanying consolidated statements of operations.

Insurance
---------

The Company presently insures against malpractice and workers' compensation risks with independent third-party insurers and with the Commonwealth of Pennsylvania Workers' Compensation fund utilizing claims-made policies.

Cash and Cash Equivalents
-------------------------

All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment
----------------------

The Company's property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. Most non-leased depreciable assets have estimated useful lives in the range of 5 to 7 years.

Upon disposal of property items, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items and any resulting gain or loss is reflected in income.

Deferred Costs
--------------

Organization costs are recorded at cost and amortized on a straight-line basis over a five-year period. Debt issuance costs are amortized over the term of the debt. Such costs are included in intangibles.

Intangible Assets
-----------------

Intangible assets consist of the excess of cost over net assets of acquired organizations (goodwill), non-compete and employment agreements with certain key employees of organizations which have been acquired, the Keystone tradename and assembled workforce and other intangibles consisting of primarily deferred financing costs. Certain of the aforementioned non-compete agreements had been amortized over a period of approximately fifteen years through December 31, 1994. As of December 31, 1995, the Company recognized that it was an error to amortize these agreements over the aforementioned periods. Thus, as of December 31, 1995, the Company determined that the correct amortization period should have been five years. See Note 19.

In March 1995, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting pronouncement requires that long-lived assets and identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The Company has chosen early adoption of this accounting pronouncement as of December 31, 1995. In accordance therewith, as of December 31, 1995 current management believes that certain actions of former management that lead to the litigation discussed in Note 1, and other circumstances have occurred that indicate that the remaining balance of intangible assets may not be recoverable. Thus, as these factors have indicated that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these intangible assets are recoverable. The Company's evaluations have resulted in adjustments to goodwill, non-compete and employment agreements. See Note 4.

Treasury Stock
--------------

The Company may periodically repurchase its own stock as a result of a specific transaction or as part of an organized repurchase plan. The Company accounts for such stock repurchases on the cost basis and records the stock value as a contra-equity line item on its financial statements. Treasury stock was received in December 1996 as a result of a surrender of 362,564 shares of common stock in connection with a certain note receivable. See Note 3.

Income Per Share
----------------

Income per share is calculated based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are not included in any period that has a net loss as they would be anti-dilutive.

Income Taxes
------------

The provision for income taxes is based on earnings reported in the financial statements. Deferred income taxes are provided on the basis of timing differences between reported earnings and taxable income. Since 1994, the Company and its subsidiaries have filed a consolidated federal income tax return. The general and limited partnerships file separate income tax returns.

3. MERGERS, ACQUISITIONS AND JOINT VENTURE AGREEMENTS:
   ---------------------------------------------------

Keystone Rehabilitation Systems, Inc. (Keystone)
------------------------------------------------

On November 15, 1995, NSK Merger Corp., a newly-formed subsidiary of the Company, was merged with and into Keystone (a Pennsylvania corporation). Prior to this merger (the Merger), Keystone was the largest privately held rehabilitation company in Pennsylvania, providing services in physical, occupational and speech therapy, including sports rehabilitation and work hardening in outpatient clinics, as well as in patient care facilities, located throughout Pennsylvania and in New York, Ohio and West Virginia.

As consideration for the Merger, the shareholders of Keystone, Thomas W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders), received the following: (a) $2,500,000 in cash; (b) a Time Note due January 3, 1996 in the aggregate principal amount of $5,100,000; (c) a five-year, interest free Term Note in the aggregate principal amount of $2,625,000;
(d) the agreement by the Company to issue, on January 3, 1996, a three-year, 6% Term Note in the aggregate principal amount of $2,400,000 (the Three-Year Note); and (e) the agreement by the Company to issue to the Shareholders, on January 3, 1996, an aggregate of 944,352 shares of common stock, par value $.01 per share (the Common Stock), of the Company (the Stock Consideration). The debt issued in this acquisition was discounted using current market rates. See Note 6.

In connection with the Merger, the Company (i) guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later that December 31, 1997; (ii) agreed to seek necessary stockholder approval to allow the Three-Year Note to be converted into Common Stock at the conversion price of $5.93 per share and to pay any guaranteed amount in additional shares of Northstar Common Stock based on the trading price of the Common Stock at the time of issuance; and (iii) issued a five-year interest-free note to David D. Watson, Keystone's Chief Operating Officer and Executive Vice President, in the aggregate principal amount of $375,000, in release of any interest Mr. Watson might have in Keystone. Similar to the debt in the preceding paragraph, this obligation to Mr. Watson has been discounted using the Company's current borrowing rate.

As discussed above, a stock price of $5.93 per share was guaranteed to the Shareholders for periods ending not later than December 31, 1997. As of December 31, 1996, the market price of the Company's common stock was valued at $1.375 per share, as quoted by the Bloomberg Service. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on the December 31, 1996 stock quotation, the Company was obligated to issue approximately 3,128,000 additional shares of stock with an estimated market value of $4,301,523. The issuance of such additional shares would not affect the purchase price (goodwill) or the statement of operations, but rather would cause a reclassification of the par value of said shares to common stock from additional paid in capital to the par value of common stock. Further, such shares would be included in the calculation of fully diluted earnings per share except for the fact that such effect would be anti-dilutive because of the Company's net loss.

The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITA shortfall in such prior year. The Shareholders are to receive an earn-out
of approximately $200,000 for 1995.   The earn-out amounts for years 1996
through 2000 will be reduced in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases)
exceeded $2,000,000.   In addition, such earn-out payments will be reduced by
50% of such current liabilities up to $2,000,000. Management of the Company believes that, based on the results of operations for 1996 as well as management's interpretation of the above outlined adjustments, the 1996 earn-out computation results in no amounts due to the Shareholders. If the final earn-out received or paid differs from that calculated, the change would affect goodwill. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. Any additional compensation due to a change in stock price would be additional purchase price allocated to goodwill.

The consideration for the Merger was determined by arms-length negotiations among the various parties. In connection with this Merger, the Company paid fees of approximately $145,000 to Commonwealth Associates and the Company paid cash of $450,000 and issued 150,000 shares of common stock with a market value of $937,500 to Commercial Financial Corporation. See Note 12.

At the effective time of the Merger, the Company paid $2,500,000 in cash to the Shareholders and deposited $5,100,000 in a cash collateral account with a bank to support a letter of credit securing the Company's obligation to pay the Shareholders $5,100,000 on January 3, 1996. This obligation was paid on its due date. The Company borrowed $3,500,000 of such amounts under the $6,500,000 acquisition line portion of its existing $16,000,000 credit facility with IBJ Schroder Bank and Trust Company. The remainder of the funds required at the effective time of the Merger were provided from working capital.

Immediately prior to the Merger and in accordance with the Merger Agreement, Keystone transferred to the Zaucha Family Limited Partnership, of which Thomas
W. Zaucha is a general partner, all of the real estate owned by Keystone for approximately $5,200,000 which funds were used to pay off real estate and other debt owed to a bank by Keystone. In connection with the Merger, the parcels of such real estate used in Keystone's business were then leased to Keystone. See
Note 12 for discussion of these rental payments.

As part of the Merger, certain of the executive officers of Keystone entered into employment agreements with and became executive officers of the Company. See Notes 1, 15 and 21.

In connection with the Merger, the purchase price was allocated to the assets acquired and liabilities assumed as follows based on an appraisal (dollars in thousands):

Excess of cost over acquired net assets    $ 9,895
Keystone tradename                           2,500
Assembled workforce                          1,000
Employment agreements                        1,000
Cash                                           266
Accounts receivable                          5,328
Other current assets                           591
Property and equipment                       2,291
Other assets                                   163
Accounts payable                              (294)
Other current liabilities                   (3,123)
Loans payable                               (1,271)
Minority interest                             (112)
                                           -------
                                           $18,234
                                           =======

The operating results for the year ended December 31, 1995 are discussed below assuming the acquisition of Keystone had been effective as of January 1, 1995. The pro forma information is, however, not necessarily indicative of the combined results of operations as they might have been for the year ended December 31, 1995. The pro forma amounts give effect to, among other things, depreciation and amortization on the revalued assets acquired and imputed interest on the debt incurred at the average interest rate actually incurred by the Company during the period indicated.

Assuming that Keystone had been acquired on January 1, 1995, the unaudited pro forma operating results of the Company for the year ended December 31, 1995, would have approximated the following: total revenue would have been $35,741,000; the net loss would have been $12,890,000; and the loss per common share would have been $2.67.

Penn Vascular Lab, P.C.  (PVL)
------------------------------

On November 28, 1995, the Company acquired from PVL (a Pennsylvania professional corporation) certain assets and the stock of Vascusonics, Inc. (a Pennsylvania corporation or Vascusonics). The agreement provided for a management services contract whereby the Company would provide such services to PVL for a period of two years in exchange for a fee equal to the excess of collected revenue over the sum of $75,000 and PVL's business expenses. Although the management services contract expires on November 28, 1997, it is renewable annually at the mutual agreement of both parties. The purchase agreement also provides the Company with the option to purchase the stock of PVL for one dollar under certain circumstances; during the period one year after the management services contract is terminated. See Note 21.

As consideration for the above-mentioned items, the Company (a) paid $50,000 to the seller upon the consummation of the agreement, (b) loaned $2,150,000 to the seller in exchange for a note, (c) provided the seller with shares of Northstar common stock with a fair market value equivalent of $2,150,000 on the date of the acquisition, (d) promised to pay $100,000 to the seller in twelve equal non-interest bearing installment payments beginning in December 1996, and (e) promised to pay certain contingent payments to the Seller. The non-interest bearing note to the seller was discounted using a market rate of interest. See
Note 6. Additionally, in exchange for the loan and the common stock the Seller agreed to pay back to Northstar the lesser of $2,150,000 or the proceeds from the sale of the common stock. The aforementioned Northstar stock was pledged by the Seller as collateral for the note. See Note 21.

The contingent payments to the seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceed $3,200,000, then a payment of $100,000 is to be made to the seller. If the Collected Revenues are in excess of $3,400,000 million and $3,600,000, in each year then the payment to the physician shall be $200,000 and $300,000, respectively. See Note 21.

During 1996, the seller returned to the Company the shares of common stock which were issued in conjunction with the acquisition and the note receivable which was collateralized with those shares. As of the date of the stock surrender, the value of the stock collateral had decreased to $1.25 per share.
Accordingly, the Company included in its 1996 consolidated statement of operations the effect of the reduction in collateral value.

The Company borrowed $2,500,000 under the $6,500,000 acquisition portion of its existing $16,000,000 credit facility with IBJ Schroder Bank & Trust Company. These borrowings financed the $2,150,000 promissory note to the seller and a $350,000 broker fee. Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics accounts receivable on the date of purchase just prior to the consummation of the purchase agreement.
Also, Ultrasonics assumed certain leases for equipment used by Company and entered into new lease terms with the Company. Ultrasonics is a related party which is owned and operated by Jeff Bergman. See Note 21.

The current management of the Company believes that the current lease arrangements with Ultrasonics are for lease rates which are greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases which represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligates the Company to principal payments totaling $1,333,000 over the term of the leases. The Company has treated the excessive lease payments of $1,178,000 as a disproportionate dividend. See Note 12.

In connection with the PVL acquisition, the Company paid a brokerage fee of $350,000 to Mr. James P. Shields. Mr. Shields is a cousin of Mr. DeSimone, the former Chairman of the Board of Directors of the

Company. Additionally, in connection with the above-mentioned management services contract, the Company provided shares of common stock with a fair market value of approximately $300,000 to Mr. Shields in consideration for him to renegotiate his employment agreement with the Company so as to include duties with respect to both PVL and Vascusonics. The term of this management contract is for a period of seven years and compensation consists of a management fee of 12% of the gross collections. Prior to this revised contract, Mr. Shields received compensation equal to 5% of gross collections. In March 1996 the Company canceled Mr. Shield's contract and severed his relationship with the Company. See Note 12.

The Company has expensed during 1995 the amounts paid and shares issued to Mr. Shields in connection with the above-mentioned brokerage fee and re-negotiation of his employment contract. The Company has also expensed $50,000 paid to Commonwealth Associates in connection with this acquisition.

Joint Venture Activities
------------------------

Prior to 1995 the Company formed a joint venture with CDL Medical Technologies, Inc. (CDL) to provide mobile diagnostic services, including cardiac services in Western Pennsylvania. The Company originally acquired a 51% interest in the venture for a note receivable of $55,000. In connection with the 1994 fiscal year financial reporting the Company only recognized a 2% interest in CDL on a cost basis due to a purported sale of 49% back to CDL in exchange for a note receivable. Effective January 1, 1995, the Company "re-purchased" its additional 49% interest in the joint venture for $60,000. For 1995 financial reporting purposes, the Company's 51% equity interest in CDL's 1994 loss, $150,000, has been reflected as a correction of an error. See Note 19.

4. Intangible Assets:
   ------------------

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                             December 31,
                                        --------------------
                                            1996      1995
                                        --------------------

Excess of cost over net assets acquired
(40 years)                                $17,481    $17,471
Employment agreements (2 to 7 1/2 years)    2,660      3,312
Keystone tradename (20 years)               2,500      2,500
Covenant not to compete (5 years)           1,258      2,438
Assembled Keystone workforce (5 years)      1,000      1,000
Deferred financing and other costs (5
 years)                                       861        883
                                        --------------------
                                           25,760     27,604

Less- accumulated amortization             (4,628)    (3,657)
                                        --------------------

Intangible assets                         $21,132    $23,947
                                        ====================

As discussed in Note 2, the Company has chosen to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as of December 31, 1995. In accordance therewith, as of December 31, 1995, current management believes that certain actions of former management that lead to the litigation discussed in Notes 1 and 20, and other circumstances have occurred that indicated that the remaining balance of intangible assets may not be recoverable. Thus, as these factors have indicated that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these assets are recoverable.

The Company's evaluations have resulted in adjustments to decrease goodwill and non-compete and employment agreements as follows as of December 31, 1995:

Goodwill                  $2,940,795
Non-compete                   32,334
Employment agreements         76,661
                          ----------
Total                     $3,049,790
                          ==========

As of December 31, 1996, management of the Company does not believe that any of the remaining intangible assets are impaired. On a going-forward basis, the Company will continue to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the related operation's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill or other intangible asset is recoverable. Any subsequent asset impairment will be accounted for as a charge to the operating expenses of the Company.

5. Property and Equipment:
   -----------------------

Property and equipment consists of the following (dollars in thousands):

                                     December 31,
                                  -----------------
                                    1996      1995
                                  -------   -------
Vehicles                          $   342    $  274
Clinical equipment                  1,875     1,777
Furniture and fixtures                991       902
Leased medical equipment            1,885     1,701
Leasehold improvements                709       615
                                  -------    ------

       Total cost basis             5,802     5,269

Less -- accumulated depreciation   (2,120)     (847)
                                  -------    ------


Property and equipment -- net     $ 3,682    $4,422
                                  =======    ======

6.  DEBT:
    -----

Debt consists of the following (dollars in thousands):

                                              December 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------
Term loan with IBJ Schroder, due in 60
 monthly graduated payments, plus
 interest at a Base Rate plus 1.5% in
 1996 and at LIBOR plus 3.0% or a Base
 Rate plus 1.5%  in 1995  (Note 7)        $  6,083   $  6,417
Revolving line of credit with IBJ
 Schroder, due on demand and no later
 than 10/20/00, interest payable
 monthly a  Base Rate plus 1.5% in 1996
 and at LIBOR plus 3.0% or a Base Rate
 plus 1.5%  in 1995  (Note 7)                2,000      1,600
Acquisition facility with IBJ Schroder,
 due in equal monthly installments
 beginning 4/30/97 at a Base Rate plus
 2% in 1996 and at LIBOR plus 3.5% or
 a Base Rate plus 2.0% in 1995  (Note 7)     6,000      6,000
Non-interest bearing time notes to
 Thomas Zaucha and the Zaucha Family
 Limited Partnership, due 1/3/96,
 collateralized by irrevocable letter
 of credit supported by a compensating
 cash deposit (interest imputed at 9%)           -      5,100
Non-interest bearing term notes to
 Thomas Zaucha and the Zaucha Family
 Limited Partnership, approximately
 $85,000 due on 11/15/97 and then
 approximately $210,000 due quarterly
 until 11/15/00 (interest imputed at 9%)     2,625      2,625
Term notes to Thomas Zaucha and the
 Zaucha Family Limited Partnership, due
 in equal quarterly installments
 beginning on 9/30/96 of $200,000, 6%
 stated interest rate (interest imputed
 at 9%)                                      2,400      2,400
Capital lease obligations with interest
 rates ranging from 9% to 15.6%              3,059      3,380
Other debt                                   1,157      1,460
                                          ---------  ---------

Total long-term debt                        23,324     28,982

  Less:
     Current portion                       (17,261)   (21,110)
     Debt discount                          (1,162)    (1,584)
                                          ---------  ---------

Long-Term debt                            $  4,901   $  6,288
                                          =========  =========

Med-Bill Financing
------------------

On September 1, 1995, a $4,500,000 term note was refinanced by the Integra facility, described below, and all amounts due were paid in full. At the time of the early extinguishment of debt, the Company recognized the remaining unamortized debt issuance costs of $175,000 as an extraordinary loss. See Note 12.

Integra Facility
----------------

On June 29, 1995, the Company accepted a commitment letter from Integra Bank (Integra facility) for a $6,500,000 credit facility, consisting of a $4,500,000 term loan and a $2,000,000 revolving line of credit. The proceeds of the term loan were used to consolidate the Company's existing loan obligations to Med-Bill. The proceeds of the revolving credit facility provided working capital as needed. In addition, the former President and Chief Executive Officer of the Company, Mark A. DeSimone, personally guaranteed the loan. Mr. DeSimone received a 5% guarantee fee totaling $325,000. The credit facility closed in August, 1995. At of the time of this early extinguishment of debt, the Company recognized the remaining unamortized debt issuance costs of approximately $100,000 as an extraordinary loss.

IBJ Schroder Facility
---------------------

On October 20, 1995, the Company closed on a credit facility with IBJ Schroder Bank and Trust Company (IBJ). The facility consists of a $6,500,000 term loan to refinance existing obligations, a

$3,000,000 revolving line of credit to fund operations and a $6,500,000 acquisition facility to fund the Company's existing and future acquisition activity (collectively, the IBJ Facility). The total facility has a final maturity of 5 years from the date of closing. The term loan was funded in full at closing and was used to repay an existing bank credit facility. The term loan is to be repaid through 60 monthly payments beginning at $83,333 and ending at $133,337 with interest at either the LIBOR rate plus 300 basis points or a Base Rate, as defined, plus 1.5%, subject to the terms and conditions of the credit agreement. Repayment terms require the revolving line of credit to be paid in full 5 years from closing, and interest accrues thereon at either LIBOR rate plus 300 basis points or the Base Rate plus 1.5% subject to the terms and conditions of the credit agreement. The repayment terms on the acquisition facility are $142,857 per month beginning April 30, 1997, and for a period of 42 months at either the LIBOR rate plus 350 basis points or the Base Rate plus 2.0% subject to the terms and conditions of the credit agreement. The IBJ facility is secured by a first priority lien on substantially all of the assets of the Company. In addition, the credit agreement has various financial compliance covenants with which the Company must comply, including certain ratios and free cash flow requirements. See Note 7. Fees paid in connection with the IBJ facility consisted of a 1.25% commitment fee paid at closing, 0.5% unused revolving line of credit fee and a 0.5% unused acquisition facility fee, subject to the terms and conditions of a credit agreement. The Company's weighted average interest rate was 9.867% for 1996.

In addition, the Company issued to IBJ certain warrants (the "IBJ Warrants"). Without the Company's written consent, the IBJ Warrants may not be transferred except to affiliates of IBJ. The IBJ Warrants may be exercised to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $6.76 per share until October 20, 2000. The IBJ Warrants and the Shares underlying the IBJ Warrants have been registered. The fair market value of the IBJ Warrants on the date of issuance, October 20, 1995, was $703,000. The Company accounted for the IBJ Warrants as a debt discount and is amortizing the fair market value of these warrants on a straight-line basis over the 60 months life of the IBJ Facility.

As of December 31, 1996, the term loan portion of this facility has been drawn down in full, the remaining $1,000,000 of the original revolving line of credit balance has been canceled and $6,000,000 of the acquisition facility has been used and the remaining $500,000 has been terminated by the bank. See Note 7.

At December 31, 1996 the scheduled aggregate annual maturities of long-term debt are as follows (dollars in thousands):

Payments in arrears     $   775
1997                      7,638
1998                      5,776
1999                      5,204
2000                      3,918
2001                         13
                     ----------
Total                   $23,324
                     ==========

7.  COVENANTS UNDER CREDIT AGREEMENT:
    ---------------------------------

Current management does not believe that the Company has ever been in compliance with the covenants of the IBJ Facility. During 1996, the Company entered into two forbearance agreements with IBJ regarding the events of default on the IBJ Facility. Under the terms of these forbearance agreements, IBJ agreed not to institute the default rate of interest on the notes and also agreed not to force the company into accelerated payment. The second forbearance agreement expired on December 31, 1996. However, the Company and IBJ are discussing an extension of that agreement. Management of the Company believes that it has complied with substantially all of the terms of the forbearance agreements throughout 1996.

The financial covenants of the IBJ Facility for fiscal year 1995 do not permit
(a) the ratio of Consolidated Current Assets to Consolidated Current Liabilities, as defined, at any time to be less then 1.75 to 1.00, (b) Consolidated EBITDA for the twelve months ended December 31, 1995, to be less than $3,300,000, (c) the Consolidated Net Worth at any time to be less than the sum of (i) $18,000,000, (ii) 80% of Consolidated Net Income on a cumulative basis (without deduction for any losses) for the period commencing on October 1, 1995 and ending on the last day of the Determination Period most recently ended and(iii) the Net Proceeds of any sale or other disposition of any equity securities by the Borrower, (d) the ratio, for any Determination Period ending on the last day of any calendar month during any period set forth, including the three months ended December 31, 1995, of (i) Consolidated EBITDA for such Determination Period minus Capital Expenditures made during such Determination Period to (ii) Consolidated Fixed Charges for such Determination Period, to be less than the ratio set forth of 1.20 and (e) (i) with respect to any Determination Period, the aggregate principal amount of all Acquisition Loans and Term Loans outstanding on the last day of such Determination Period plus the aggregate Revolving Credit Commitments as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by 3.25, and (ii) the sum of Consolidated Indebtedness as of the last day of such Determination Period and the aggregate Available RC Commitment as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by 3.75. Similar covenants were applicable to fiscal year 1996 and are stated in the agreement for subsequent fiscal years.

The non-financial covenants of the IBJ Facility include but are not limited to the Company furnishing (a) annual audited financial statements within 90 days to IBJ without a "going concern" opinion and (b) quarterly financial data within 45 days of a quarter-end.

Effective May 31, 1996, the Company entered into a forbearance agreement with IBJ Schroder regarding certain events of default on the IBJ facility. IBJ agreed to forebear on the default events in the event that the Company complied with certain additional covenants regarding cash receipts and disbursements, levels of cash collections, and amount of service revenues. Some of the covenants in the loan agreement may have changed in conjunction with the negotiation of the forbearance agreement. In addition, there are numerous reporting requirements of the Company to IBJ regarding these covenants. As of December 31, 1996, management of the Company believes that it has substantially complied with all of these covenants. In conjunction with the forbearance agreements, IBJ and the Company agreed to convert all Eurodollar based loans to base rate loans. As of December 31, 1996, the interest rate on all outstanding borrowing was denominated in the Base Rate.

Although the Company has obtained forbearance agreements from IBJ relating to the payment of principal and interest, it has not received any waivers regarding the events of noncompliance. Given the aforementioned circumstances in connection with the IBJ facility, all indebtedness due to IBJ has been classified as current in the accompanying consolidated balance sheet. Other indebtedness does not contain cross-default provisions and long-term portions thereof have not been classified as current.

Current management and members of the Board of Directors are vigorously pursuing efforts to bring the Company to a level of profitability and cash flow sufficient to meet all of its obligations. Effective

January 1, 1997, the Company has reorganized itself into four operating subsidiaries, while enhancing its level of service at the corporate office. Management anticipates that the reorganization will reduce costs, provide revenue enhancements and enable the Company to restructure its debt.

8. ACCRUED EXPENSES:
   -----------------

Accrued expenses consist of the following (dollars in thousands):

                                            December 31,
                                           ---------------
                                            1996     1995
                                           ------   ------
Payroll, including payroll taxes, and
 deductions                                $1,867   $1,559

Other                                       3,456    2,009
                                           ------   ------

Total accrued expenses                     $5,323   $3,568
                                           ======   ======

9.  RESTRUCTURING AND NON-RECURRING EXPENSES:
    -----------------------------------------

During 1996, following the resignation of KPMG as its independent public accountants, the Company incurred professional fees in connection with the ensuing independent investigation, shareholder litigation and suit against the parties allegedly responsible for the wrong doings against the Company and its shareholders. The professional fees in connection with these actions are anticipated to continue until the legal matters are resolved. Additionally, given the situations discussed above, the Company's fiscal year 1995 audit fees were higher than would otherwise be incurred.

Because of the actions of former management, the Company has been faced with recording certain transactions which are unusual in nature and are not expected to be recurring in future years. These transactions include, but are not limited to, the recognition of losses on notes receivable collateralized with common stock, payments to potentially related parties for acquisition-related functions which can not be capitalized as part of purchase price APB No. 16, and other unusual compensation arrangements offered to certain former employees.

Current management has recognized the need for the Company to restructure its operations in order to create a level of cash flow and profitability in order to meet scheduled debt payments. Thus, the Company has undertaken certain restructuring efforts which have included the creation of a detailed business plan and the closure of certain locations which were not profitable.

A summary of these unusual and non-recurring expenses are as follows:

                                            1996     1995
                                           ------   ------
Legal and accounting fees                  $  629   $    -
Litigation costs                              565        -
Loss on notes receivable collateralized
 with common stock                          1,772        -
Write off of intangible assets                960    3,421
Corporate restructuring costs                 292      406
Professional fees related to
 investigation                                751        -
                                           ------   ------
          Total                            $4,969   $3,827
                                           ======   ======

10. LEASES:
    -------
The Company has entered into various non-cancelable operating leases expiring at various dates through December 31, 2001 for office and medical equipment, vehicles, and office space at its headquarters and certain rehabilitation centers. During the years ended December 31, 1996 and 1995, rental expense included in the statement of operations was $3,345,000 and $1,275,000, respectively. As discussed in Note 12, the Company leases certain properties from a related party.

Future minimum lease commitments for all non-cancelable leases as of December 31, 1996 are as follows (dollars in thousands):

                            Operating
 Year Ending December 31,    Leases
-------------------------   ---------

1997                          $ 2,443
1998                            1,767
1999                            1,439
2000                            1,192
2001                              847
Thereafter                      2,857
                            ---------
Total Payments                $10,545
                            =========

11. EMPLOYEE BENEFIT PLANS:
    -----------------------

The Company has a deferred compensation plan for its employees pursuant to
Section 401(k) of the Internal Revenue Code of 1986, as amended (the Northstar Plan.). This plan provides for certain matching of employee contributions up to prescribed limits of 10% of the employee contribution. Keystone also had a deferred compensation plan for its employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Keystone Plan). The Keystone Plan provides for certain matching of employee contributions equal to 50% of participants' contributions up to three hundred dollars per year. The Keystone plan also provides that Keystone may make discretionary contributions; however, no such contributions were made during the forty-five days ended December 31, 1995 or in 1996.

During 1996 and 1995 the Company made contributions to the Plans of approximately $26,000 and $86,000, respectively.

12. RELATED-PARTY TRANSACTIONS:
    ---------------------------

The Company does not adopt or affirm any related party disclosures made in prior financial statements or public filings. The transactions disclosed below are based on current management's knowledge at this point in time; however, management believes that other matters may come to their attention during the litigation discussed in Notes 1, 20 and 21.

Transactions Directly With Mr. Mark DeSimone
--------------------------------------------

During the year ended December 31, 1995, Mr. DeSimone reimbursed the Company for $220,000 of expenses. During 1995 he also paid 7% interest of $29,000 to the Company on this obligation. Conversely, the Company repaid a loan of $162,000 to Mr. DeSimone on May 30, 1995 along with 8% per annum interest of $6,000.

As of July 18, 1995, in consideration for Mr. DeSimone entering into an extended non-compete agreement with the Company, fixing his compensation over the term of the agreement and for returning to the Company options covering 250,000 shares of common stock, the Company amended, restated and replaced Mr. DeSimone's previous employment agreement. In addition to annual compensation and certain benefits, Mr. DeSimone received 30,000 shares of common stock with a fair market value of $198,000, a one-time bonus of $175,000 and the repayment of a personal loan to PNC Bank in the amount of $150,000. In connection with this loan repayment, for each year Mr. DeSimone remained as an employee or consultant to the Company, the Company agreed to waive repayment by Mr. DeSimone to the Company of one-seventh of this loan satisfaction.

In September 1995, the Company received approximately $253,000 from Mr. DeSimone for payment of third party receivables that the Company had recorded.

In February 1996, Mr. DeSimone terminated his employment with the Company but continued to work as a consultant to the Company. His employment contract was changed to a consulting arrangement with similar terms. The Company paid him $47,000 under the terms of this agreement during 1996. In March 1996, Mr. DeSimone resigned from the Board of Directors and the Company terminated its relationship with him.

As discussed in Note 6, Mr. DeSimone personally guaranteed the Integra facility and received a 5% guarantee fee totaling $325,000.

Mr. DeSimone was a director of SMT Health Services, Inc. (SMT) during 1995. Mr. DeSimone also had a 5-year consulting arrangement with SMT from which he received $75,000 for consulting service. Mr. DeSimone sold his consulting business to the Company prior to 1995. Current management believes that these and possibly other fees for consulting services should have been remitted to the Company and is seeking recover such fees.

Transactions with Med-Bill Corporation, Inc., Med Consulting and Med-Stat, Inc.
-------------------------------------------------------------------------------

Med-Bill Corporation, Inc. (Med-Bill), which is a company located in Western Pennsylvania, is a related party. Mr. James P. Shields, a cousin of Mr. DeSimone is an officer and the sole owner of Med-Bill. Additionally, Mr. DeSimone and his wife, Leslie M. DeSimone, are believed by current management to be associated with Med-Bill and had the principal financial interests in Med-Bill. Likewise, Med Consulting and Med-Stat, Inc. are believed by current management to have relationships similar to that of Med-Bill.

Additionally, in 1994 the Company agreed to pay Med-Bill a financing fee of $250,000 at the time of the loan in the preceding paragraph was received. On May 29, 1995, the Company paid the final installment of $150,000 toward the aforementioned financing fee.

Prior to 1995, Med-Bill purchased certain obligations of the Company totaling $930,000. This obligation was paid in full during 1995. No interest was paid on this note.

In the first quarter of 1995, the Company loaned Med-Bill and Med Consulting $41,000 and $25,000, respectively, pursuant to a demand note that bears interest at the rate of 9% per annum. At December 31, 1995, these amounts were deemed uncollectible and were written-off.

On July 1, 1995, the Company entered into a lease agreement with Med-Stat, Inc. for two pieces of ultrasound equipment in the amount of $225,000 and paid a deposit of $30,000. On August 31, 1995, the lease was bought-out by a reduction in amounts due from Med-Bill of $167,500. Current management believes that the equipment leased/purchased may have been used and may not have been acquired at fair market value.

White-Oak Diagnostics Systems (White Oak)
-----------------------------------------

In November 1993, the Company acquired an interest in White Oak Diagnostic Systems (White Oak) from Northern Diagnostics Services, Inc. (Northern Diagnostics), an entity which was purportedly owned by Mr. James Shields.

In connection with the acquisition, the Company agreed to make certain contingent payments to either Northern Diagnostics or Med-Bill if gross collected revenues exceeded $400,000 for 1995. The 1995 revenues exceeded the aforementioned threshold and a contingent payment was made to Med-Bill during the year of $85,000. Given the related party nature of the transaction, this payment was treated as a disproportionate dividend as the Company was required to record its investment in White Oak at the same basis as that of the related parties' investment in White Oak.

Northern Diagnostics acquired White Oak from a group of physicians. In August 1995 White Oak made payments to the former physician owners of approximately $150,000. Current management believes that these payments by White Oak represent amounts due to these physicians by Northern Diagnostics for the acquisition.

On May 30, 1995 the Company paid $350,000 to Med-Bill to satisfy amounts recorded as due Med Bill.

PVL Acquisition
---------------

In connection with the purchase of PVL and Vascusonics, the Company transferred to Ultrasonics, Inc. (Ultrasonics), all the receivables of PVL and Vascusonics as of December 1, 1995, with a value as stated in the acquisition agreement of $350,000 for no known consideration. Ultrasonics is a related party and is owned by Mr. James Shields and/or Mr. Jeff D. Bergman, the CEO and Chairman of the Board of SMT.

The purchase agreement stated that certain equipment lease obligations would be transferred to Ultrasonics. White Oak and Vascusonics then agreed to sublease the equipment from Ultrasonics such that the sellers would have no future liability under the leases. Also, White Oak and the Company jointly and severally indemnified the sellers from and against any liability resulting from the failure of Ultrasonics to discharge all obligations to the lessors after the date of the sale. Current management is not aware of any consideration received by the Company from Ultrasonics in exchange for the lease contracts, which current management believes yielded lease payments to Ultrasonics which were in excess of fair market value for the leased equipment, or issuance of the previously-mentioned indemnification.

During 1996, the Company paid $53,341 in lease payments. Further, although the lessor paid approximately $155,000 for the equipment which it leased to the Company, the Company is scheduled to make lease payments totaling approximately $1,333,000. After March 1996, the Company refused to pay any further amounts under this contract, believing the payment to be excessive. The Company is vigorously contesting this obligation.

As discussed in Note 3, in connection with the this acquisition, the Company paid a brokerage fee of $350,000 to Mr. James Shield.

Shields Management Agreement
----------------------------

Throughout 1995 the Company paid fees to Mr. James Shields or Med-Bill in connection with certain management services that he provided at White Oak. Additionally, upon the acquisition of PVL, Mr. Shields began providing such services at PVL. In total, management fees of approximately $270,000 were paid to Mr. Shields/Med-Bill during 1995. As of December 31, 1995, the Company had approximately $37,000 due to Mr. Shields or Med-Bill. The Company severed its relationship with Mr. Shields during the first quarter of 1996. See Note 3 for information relating to the financial incentives provided to Mr. Shields to renegotiate his employment contract with the Company to terms more favorable to Mr. Shields.

During 1996, the Company paid Mr. Shields $59,106 under the terms of this contract. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The Company is vigorously contesting this obligation.

Keystone Acquisition
--------------------

As part of the acquisition of Keystone, the Company paid cash of $450,000 and issued 150,000 shares of common stock with a market value of $937,500 to Commercial Financial Corporation (CFC) for services rendered. CFC is wholly-owned by Nichlaus P. Horoczko who is a personal friend and business associate of Mr. DeSimone. CFC is believed by current management to be a related party. Additionally, the Company has made certain guarantees to CFC that the aforementioned shares will be able to be sold with a net proceeds of at least $937,500. These costs were expensed during 1995.

The Company believes that these shares of common stock were sold on February 12, 1996 for approximately $840,000. No additional compensation has been requested by CFC for the shortfall in share proceeds. In the opinion of current management, as Mr. Horoczko did not perform any services of value, he was not entitled to the common shares discussed above or any additional compensation thereon. Mr. Horoczko is a defendant in the Company's suit as discussed in Notes 1 and 20.

In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who both sold interests in the former Keystone, and are now or were officers with Northstar, have gross debt and other amounts due directly to them of $3,919,500 and $293,750, respectively, as of December 31, 1996 and $7,897,500 and $368,750 as of December 31, 1995. In addition, Mr. Zaucha's family limited partnership is due $1,105,500 and $2,227,500 as of December 31, 1996 and 1995, respectively. See Note 6.

As required under the Merger Agreement, immediately prior to the merger, Keystone transferred to the Zaucha Family Limited Partnership, of which Mr. Zaucha, is a general partner, all of the real estate previously owned by Keystone in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. The Company has researched alternative leasing arrangements which are available for the Company which would provide comparable quality space in similar areas. As a result of this comparison, the current management of the Company believes that the current leasing arrangements are in excess of fair market value and is currently seeking to renegotiate the rental rates.

The leases are for a period of ten years, and commenced November 15, 1995. Lease payments for 1996 and 1995 were $470,364 and $59,000, respectively. Future minimum lease payments under these leases, which are also disclosed within Note 10, are as follows:

1997           $  470,364
1998              470,364
1999              470,364
2000              470,364
2001              546,156
Thereafter      2,184,624
               ----------
Total          $4,612,236
               ==========

The Company also paid to Impulse Development Corporation, a company controlled by Thomas Zaucha, certain sums related to housekeeping, maintenance and leasehold improvement construction. In addition, a family member of the Company's former Chief Financial Officer was employed by Impulse Development Corporation. These payments totaled $86,320 in 1996 and $9,156 in 1995.

Transactions with Board Members
-------------------------------

In 1996, Brody Associates, a consulting firm wholly-owned by Steven Brody, Director, was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. During 1996, the Company paid $223,795 to Brody Associates for these services and related business expenses. At December 31, 1996, the Company had a liability to Brody Associates of $25,586. See Note 13 for option activity. See Note 13 for stock option activity.

In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, Director, to serve as a management consultant and to aid in the corporate restructuring. For these services and related business expenses, the company paid $189,503 to Executive Advisory Group, Ltd. As of December 31, 1996, the Company owed $9,750 to Executive Advisory Group, Ltd. See Note 13 for option activity. See Note 13 for stock option activity.

In conjunction with the investigation of former management, the Company retained Plowman, Speigel & Lewis, P.C. in order to assist in understanding certain corporate governance and securities litigation issues. Charles Jarrett, Jr., currently a director of the Company, is also a member of that firm. During 1996, but prior to Mr. Jarrett's appointment to the Board of Directors, the Company paid to Plowman, Speigel & Lewis, P.C. $32,548 for professional services rendered.

As discussed in Note 16, the Company has certain contractual obligations due to employees. One such employee is the wife of Mr. Watson, an officer and director of the Company. Mrs. Watson's funds provided to the Company were $126,354 as of December 31, 1996. The maximum amount payable in accordance with the terms discussed in Note 16 is approximately $182,000 to Mrs. Watson.

The Company had transactions involving Thomas Zaucha and related parties as discussed in Notes 3 and earlier in Note 12. The Company also conducted transactions with Mark DeSimone and related parties as discussed earlier in Note 12.

Other
-----

During 1995, the Company paid $13,500 to Ogg Jones DeSimone & Ignelzi, a law firm in which Mr. DeSimone was a partner, purportedly for rent. See Notes 3, 6, 10, 13, 15, 20 and 21.

13. STOCK OPTIONS AND WARRANTS:
    ---------------------------

Stock Options
-------------

The Company adopted a stock option plan in 1992 (the 1992 Plan) and a 1994 stock option plan for non-employee directors (the 1994 Plan) collectively (the Plans). The Company accounts for these plans under APB Opinion No. 25 under which compensation expense does not normally require recognition of compensation expense. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share would have been:

                                 1996        1995
                               ---------------------
Net Loss          As Reported   $(8,947)   $(13,101)
                  Pro Forma      (9,360)    (14,287)
Loss per Share    As Reported   $ (1.44)   $  (3.28)
                  Pro Forma       (1.51)      (3.58)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                                1996                  1995
                                       ---------------------------------------------
                                          Shares   Wt Avg. Ex   Shares   Wt Avg. Ex
                                                      Price                 Price
                                       ---------------------------------------------
Outstanding at beginning of year          540,380   $6.21       624,080   $7.06
Granted                                    50,000    5.25       300,000    6.03
Exercised                                       -       -        24,000    5.50
Forfeited                                 182,580    6.03       359,700    7.57
Expired                                         -       -             -       -
Outstanding at end of year                407,800    6.18       540,380    6.21
Exerciseable at end of year               317,867    6.20       360,086    6.17
Wt avg. fair value of options granted       $4.39                 $5.03

The fair value of the 1995 option grant as outlined above is estimated using the Black Scholes option pricing model with the following assumptions: life of the options ranging from 3 to 5 years; an assumed risk free rate of interest equal to the zero coupon Treasury bill yield on the date of grant with the given maturity; an expected dividend yield of 0%, consistent with the Company's policy; expected volatility of 118% for the 1995 grant.

A total of 800,000 shares are authorized and have been reserved for issuance under the Plans, 650,000 of which has been allocated to the 1992 Plan and 150,000 of which has been allocated to the 1994 Plan. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, or non-qualified options. The 1992 Plan is administered by a committee of the Board of Directors who determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option exercise price.

The following summarizes the activity under the 1992 Plan:

                                           December 31,        December 31,
                                              1996                1995
                                        ----------------------------------------
Options-
 Outstanding at beginning of year           502,880              594,080
 Granted                                          -              285,000
 Exercised                                        -              (24,000)
 Expired/Canceled                          (182,580)            (352,200)
                                            -------              -------
 Outstanding at end of year                 320,300              502,880
                                            =======              =======

                                           December 31,        December 31,
                                              1996                1995
                                        ----------------------------------------
Option price per share ranges-
 Outstanding at beginning of year         $ 5.25 - 7.88        $ 5.25 - 7.88
 Granted                                              -          5.50 - 8.30
Options exercisable at end of year              230,367              322,586
Exercisable option price ranges           $5.25  - 7.88         $5.25 - 7.88
Options available for grant at end of
 year under 1992 Plan                           329,700              147,120

Under the 1994 Plan, on June 7, 1994, the four non-employee members of the Board of Directors each received an option to purchase 7,500 shares of Common Stock at an exercise price of $7.3125 per share that expires on June 7, 2004. During 1995, options for 7,500 of these shares expired. On June 7, 1995, the three non-employee members of the BOD each received an option to purchase 2,500 shares of common stock at an exercise price of $6.875 per share that expires on June 7, 2005. On December 15, 1995, a newly appointed director was granted an option to purchase 7,500 shares of Common Stock at $6.125 per share. On February 2, 1996, the Board of Directors ratified a consulting contract for Steven Brody which called for an issuance of an option to purchase 50,000 shares of common stock at an exercise price of $5.25 per share and an expiration date of February 2, 2001. The option prices represented fair market value at the dates of grant.

In addition, the Company's former Chief Operating Officer received an option to purchase 150,000 shares of Common Stock, issued outside of the Plans, at a price equal to $5.25 (the fair market value at the date of grant). During 1995, his employment was terminated and the 50,000 options that were vested were exercised in September 1995.

During 1996, the Company entered into four contracts which bound the Company to provide stock options or some other type of compensation to the contracting parties in return for some consideration. The terms of these contracts are outlined below: (a) The Company entered into a contract with Steven Brody to provide him with an option to purchase between 75,000 and 150,000 shares of common stock at the lowest trading price during the term of the special investigation; (b) The Company entered into Contracts with Robert Smallacombe to issue him an option to purchase up to 25,000 shares of common stock at $2.00 per share and an option to purchase an additional 100,000 shares of common stock at $2.00, exercisable when the Company's common stock is listed and trades in excess of 5.93 per share for at least 10 consecutive trading days. The contract was renewed in early 1997 and provided an option to purchase an additonal 25,000 shares of common stock at $1.75 per share; (c) As part of a severance agreement with a former officer, the Company offered this employee an option to purchase up to 10,000 shares of common stock at $2.00 per share; (d) In conjunction with the signing of an employment agreement, the Company offered this employee an option to purchase 25,000 shares of common stock at the fair market value as of the date of the agreement and an option to purchase another 50,000 shares of common stock at $2.00 per share based on certain performance measures. As of December 31, 1996, none of these options have been issued.

In January 1997, pursuant to a valuation analysis prepared by Compass Capital Group dated November 30, 1996 and submitted to the Compensation Committee for review and acceptance, the Board of Directors considered recommendations to issue up to 1,020,000 options to directors, officers, advisors and key employees of the Company. Further, the recommended issuances addressed the need to amend the existing 1992 and 1994 option plans, subject to review by corporate counsel and shareholder approval. The recommended amendments would increase the Company's capacity for issuance to a maximum of 1,500,000 shares with additional increased over a three year period to a maximum of 2,000,000 shares. Of the 1,020,000 shares recommended for issuance, a majority represent contractual obligations approved by the Company's former CEO, Thomas Zaucha and the remainder represent incentive stock option grants available within the capacity of the 1992 and 1994 option plans previously approved by shareholders. See Note 21.

Stock Warrants
--------------

Since the Company's initial public offering of common stock in June 1993, the Company had numerous occasions to issue warrants to underwriters, their lender and other organizations.

In connection with the Public Offering for underwriting services provided, the Company issued 87,500 warrants to Pennsylvania Merchant Group, 70,000 warrants to Commonwealth Associates and 17,500 warrants to Andreas V. Bello on May 18, 1995, for the purchase of its common stock at $8.29 per share. These warrants are exercisable over a four-year period commencing on May 18, 1996. The total fair value of these 175,000 warrants on the grant date was approximately $686,000 as determined through a calculation using the Black-Scholes model. The value of these warrants have been accounted for as a deduction of the Offering proceeds through a reduction in additional paid-in capital.

On June 13, 1995 the Company issued 110,000 warrants to US Equity Capital Corp. for the purchase of its common stock at $5.63 per share as compensation for consulting services. These warrants were exercisable over a three year period ending on June 13, 1998. The fair value of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $220,000 and has been expensed in the accompanying consolidated statement of operations.

As discussed in Note 6, the Company issued the IBJ Warrants on October 20, 1995.

The following summarizes the Company's warrant activity:

                                          December 31,        December 31,
                                             1996                1995
                                         ---------------------------------------
Warrants-
   Outstanding at beginning of year             693,500             168,500
   Granted                                            -             525,000
   Exercised                                          -                   -
   Expired/Canceled                                   -                   -
                                        -----------------------------------

   Outstanding at end of year                   693,500             693,500
                                        ===================================

Warrant price per share ranges-
   Outstanding at beginning of year       $ 5.50 - 6.25        $5.50 - 6.25
   Granted during the year                            -        $5.63 - 8.29
Warrants exercisable at end of year             693,500             518,500
Exercisable warrant price ranges          $ 5.50 - 6.25        $5.50 - 6.25

14. INCOME TAXES:
    -------------

The provision (benefit) for income taxes consisted of the following (in thousand):


                                                    Year Ended December 31,
                                              ---------------------------------
                                                       1996                1995
                                              -------------       -------------
 Current:
  Federal                                           $(2,472)            $(2,105)
  State                                                (337)                111

Deferred:
  Federal                                                26              (2,596)
  State                                                   9                (587)
  Valuation allowance                                 3,245               4,941
                                              -------------       -------------
                                                    $   471             $  (236)
                                              =============       =============

The reconciliation between income taxes computed by applying the statutory U.S.
 federal income tax rate to the loss before income taxes and the actual benefit for income taxes is as follows (in thousands):


                                                    Year Ended December 31,
                                              ---------------------------------
                                                       1996                1995
                                              -------------       -------------
Income tax at U.S. federal statutory                $(2,446)            $(4,336)
 rate
State income taxes, net of federal
 income tax benefit                                    (328)               (841)

Valuation allowance                                   3,245               4,941
                                              -------------       -------------
Income tax provision/(benefit)                      $   471             $  (236)
                                              =============       =============

The Company had $9,350,000 in deferred tax assets at December 31, 1996 due primarily to timing differences resulting from provisions for doubtful accounts receivable, net book value of intangible assets and net operating loss carryforwards.

A valuation allowance has been recorded to reduce deferred tax assets because the Company believes, based on the weight of available evidence, it is more likely than not that all of the deferred tax assets may not be realized.

15. EMPLOYMENT AGREEMENTS:
    ----------------------

The Company has entered into employment agreements, expiring from 1997 through 2002, with certain of its officers and other key employees. The minimum annual payments required under these agreements are as follows (dollars in thousands):

1997      $1,454
1998       1,255
1999       1,199
2000       1,191
2001       1,047
          ------

Total     $6,146
          ======

Included in the above figures are employment agreement obligations to facility directors who have also provided working capital funds to the Company as discussed in Note 16. The employment agreements for these employees do not have a fixed termination date. As such, the payments to those individuals of approximately $850,000 annually will continue indefinitely beyond 2001.

In addition to the aforementioned employment agreements, the Company has a management agreement with Mr. James Shields to perform services within certain business operations of the Company. The agreement, before any extension, expires on November 29, 2002. Mr. Shield's compensation was to be a fee of 12% of the gross collections of the operations that he managed. See Note 12.

Also included in the above figures is the employment agreement of Mr. Zaucha who the Company terminated as Chief Executive Officer in February 1997. Mr. Zaucha's compensation is $125,000 annually for the years 1997 through 2000 and is included in the above table. See Note 21.

16.  CONTRACTUAL OBLIGATIONS TO EMPLOYEES:
     -------------------------------------

Prior to the acquisition of Keystone, certain former partners of Keystone and clinicians executed employment agreements with Keystone. These contracts required the employees to provide funds to Keystone as part of their incentive compensation arrangements. In return these employees received incentive compensation equivalent to 25% of the net income for their facilities for each month. The total funds provided to Keystone was $952,000.

As provided for within these agreements, the change in controlling interest in Keystone, enables these employees to terminate the contracts and be entitled to either the funds they provided to Keystone or two times the most recent twelve months of pre-commission net income of the facility that they operate. As of December 31, 1996, the Company has accrued $1,633,000, which is equal to the maximum amounts under these agreements. See Note 12.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
     ------------------------------------

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995, are as follows (dollars in thousands):

                                                     1996                         1995
                                        ----------------------------------------------------------
                                          Carrying                     Carrying
                                           Amount       Fair Value      Amount          Fair Value
                                        ----------------------------------------------------------
Cash and cash equivalents                 $ 1,607       $ 1,607        $ 5,730          $ 5,730
Long-term debt, including current          19,103        19,103         24,019           24,019
 portion
Notes receivable collateralized with
 common stock                                   -             -          2,187            2,159

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value is defined as the amount at which the instrument could be exchanged in a transaction between willing parties.

Cash and Cash Equivalents
-------------------------

The carrying amount reported in the balance for cash and cash equivalents approximates their fair value.

Long-Term Debt
--------------

The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Notes Receivable Collateralized with Common Stock
-------------------------------------------------

The fair value of the notes receivable was estimated by calculating the fair market value of the shares of common stock collateralizing the notes as of December 31, 1995.

18.  SIGNIFICANT CUSTOMERS:
     ----------------------

Although net patient service revenue is generated by performing procedures or services for the ultimate patients, who are referred for care through their physician, the Company receives most of its revenues through payments made by certain governmental programs, private insurers such as Blue Cross and Blue Shield of Western Pennsylvania or organizations, such as a nursing homes. Additionally, the Company receives management fees for certain entities for which it perform certain management services.

19. CORRECTION OF ERRORS:
    ---------------------

The Company has determined that certain transactions occurring prior to 1995 were not recorded correctly and have misstated certain of the Company's December 31, 1994, stockholders' equity accounts, including an overstatement of retained earnings. The Company's current management was not employed with the Company when the transactions discussed below took place. The accounting errors discussed below are based on current management's knowledge although other information may become known during the litigation discussed in Notes 1 and 20.

The corrections of these errors are summarized below.




                                 Common Stock          Common Shares Issuable   Additional
                              -------------------      ----------------------     Paid-In         Warrants
                              Shares       Amount      Shares     Amount          Capital        Outstanding
                              ------       ------      ------    -------       -----------       -----------
Balance, December 31,
 1994, as previously         2,600,000      $26             -    $      -        $5,592           $      -
 reported
   Shares issuable in
    connection with
    employee dispute
    settlement (previously           -        -        20,378         127             -                  -
    recorded as a
    liability) (a)
   To record warrants
    issued to underwriters
    for-
      1993 initial public
       offering (b)                  -        -             -           -          (252)               252
      1994 attempt at a
       failed offering (c)           -        -             -           -             -                 90
   Write-off expenses on
    failed offering (d)              -        -             -           -            161                 -
   Record value of shares
    issued in NS Rehab
    acquisition (e)                  -        -             -           -            204                 -
   Expense compensation
    when vested (f)                  -        -             -           -              -                 -
   Change in estimated
    lives assigned to NS
    Rehab non-compete
    agreements (g)                   -        -             -           -              -                 -
   Disproportionate
    dividends, net of
    previous goodwill
    amortization in
    connection with the
    acquisition of-
      White Oak
       Diagnostics (h)               -        -             -           -              -                 -
      NS Consulting (i)              -        -             -           -              -                 -
   Record sick pay accrual           -        -             -           -              -                 -
    (j)
   Reverse receivables for
    revenue which was not
    supportable(k)                   -        -             -           -              -                 -
   Amortization on
    organization costs (l)           -        -             -           -              -                 -
   Reverse CDL goodwill
    recorded on purported
    sale and repurchase of
    stock of CDL (m)                 -        -             -           -              -                 -
   Record 1994 CDL loss on
    the equity basis of
    accounting (n)                   -        -             -           -              -                 -
   Assign value to
    non-compete agreement,
    net of amortization (o)          -        -             -           -              -                 -
   Adjust non-compete
    values and lives
    assigned and deal
    costs in NW Rehab
    acquisition (p)                  -        -             -           -              -                 -
                             ---------     ------      ------    -------       -----------       -----------
   Subtotal of corrections           -        -        20,378         127            113               342
Balance, December 31,
 1994, as restated           2,600,000      $26        20,378        $127         $5,705              $342
                             =========     ======      ======    =======       ===========       ===========

                                 Retained
                                 Earnings          Notes
                                (Deficit)       Receivable        Total
                                -----------   --------------    ----------
Balance, December 31,
 1994, as previously
 reported                           $ 1,823             $(30)      $ 7,411
   Shares issuable in
    connection with
    employee dispute
    settlement (previously
    recorded as a
    liability) (a)                        -                -           127
   To record warrants
    issued to underwriters
    for-
      1993 initial public
       offering (b)                       -                -             -
      1994 attempt at a
       failed offering (c)              (90)               -             -
   Write-off expenses on
    failed offering (d)                (161)               -             -
   Record value of shares
    issued in NS Rehab
    acquisition (e)                       -                -           204
   Expense compensation
    when vested (f)                    (500)               -          (500)
   Change in estimated
    lives assigned to NS
    Rehab non-compete
    agreements (g)                     (403)               -          (403)
   Disproportionate
    dividends, net of
    previous goodwill
    amortization in
    connection with the
    acquisition of-
      White Oak
       Diagnostics (h)               (1,086)               -        (1,086)
      NS Consulting (i)                (214)               -          (214)
   Record sick pay accrual
    (j)                                (135)               -          (135)
   Reverse receivables for
    revenue which was not
    supportable(k)                      (86)               -           (86)
   Amortization on
    organization costs (l)              (25)               -           (25)
   Reverse CDL goodwill
    recorded on purported
    sale and repurchase of
    stock of CDL (m)                    (42)               -           (42)
   Record 1994 CDL loss on
    the equity basis of
    accounting (n)                     (150)               -          (150)
   Assign value to
    non-compete agreement,
    net of amortization (o)             (22)               -           (22)
   Adjust non-compete
    values and lives
    assigned and deal
    costs in NW Rehab
    acquisition (p)                    (259)               -          (259)
                                    -------   --------------       -------
   Subtotal of corrections           (3,173)               -        (2,591)
Balance, December 31,
 1994, as restated                  $(1,350)            $(30)      $ 4,820
                                    =======   ==============       =======

(a) The Company had a dispute with a former employee. During November 1994 the Company's Board of Directors approved a settlement whereby 20,378 of common shares were to be issued to the aforementioned employee. The Company recorded a liability for this amount as of December 31, 1994; however, the Company now recognizes that such shares were in fact issuable at December 31, 1994.

(b) As part of their compensation for the 1993 initial public offering of the Company's stock, Laidlaw Equities, Inc. was provided with 100,000 stock warrants which had a Black Scholes Model value of approximately $252,000. The Company now believes that these warrants should have been recorded on their accounting records as a reduction in additional paid in capital.

(c) The Company attempted to issue additional shares of common stock in late 1994. In connection therewith, 38,500 warrants with a fair market value under the Black Scholes Model of approximately $90,000 were issued to U.S. Equity Capital. Since the attempt at the offering failed, the Company now believes that the value of the warrants should have been expensed at December 31, 1994.

(d) In connection with the failed offering described in item c above, the Company had incurred approximately $161,000 of expenses during 1994 which the Company now believes should have been recognized as a period cost during 1994.

(e) In connection with the acquisition of Northstar Rehabilitation, Inc. (NS Rehab), the Company issued 15% of the Company's outstanding common shares as part of the purchase price. However, the Company did not account for the shares issued in their calculation of purchase price. Therefore, additional goodwill and equity of $204,000 has been recorded as an adjustment.

(f) In accounting for the NS Rehab acquisition, the Company had assigned $750,000 to an employment contract which was being amortized over 3 years. Six months later, the Company re-allocated $500,000 of this employment to the non-compete agreement which was being amortized over 15 years. As part of this reallocation, a letter to the seller of NS Rehab indicated that the above-mentioned $500,000 was deemed as earned as of the date of the letter. The Company now believes that this $500,000 should have been expensed immediately in 1992 when the letter was written.

(g) As indicated in item f above, the Company amortized the purchase price allocated to non-compete agreements over 15 years; however, the Company now believes that the proper amortization period for such an agreement is five years. In connection with the change in this estimated life, additional amortization of $403,000 has been recorded for years prior to 1995.

(h) The Company acquired White Oak from Northern Diagnostics which has been deemed by the Company to be a related party for the reasons outlined in Note 11. Therefore, the Company cannot allocate a purchase price in excess of Northern Diagnostic's basis in the business. Thus, the excess of the purchase price (approximately $1,086,000 as of December 31, 1994) over Northern Diagnostic's basis has been recorded as a disproportionate dividend.

(i) Prior to 1994, the Company acquired Mr. DeSimone's consulting business which had no assets or liabilities. Thus, similar to item h above, the entire purchase price should be recorded as a disproportionate dividend.

(j) Prior to 1995, any employee who left the service of the Company was paid for any unused sick time at their current rate of pay. Such time was not previously accrued. This entry corrects that error.

(k) As of December 31, 1994 the Company had receivables of approximately $86,000 recorded for consulting services that current management is unable to support. Thus, the Company has reversed this consulting revenue.

(l) During the year ended December 31, 1995, the Company realized that amortization of certain organizational costs had not been recorded since 1991. Thus, a correction of $25,000 has been recorded to correct this error.

(m) In December 1993, the Company purchased a 51% interest in CDL Medical Technologies, Inc. (CDL). At the end of 1994, the Company purportedly sold 49% of its interest in CDL back to their partner for $55,000 effective January 1, 1994. Then in January 1995, the Company repurchased the 49% interest in CDL for $60,000. For accounting purposes, the Company now realizes that they in fact had a 51% interest in CDL since December 1993. Thus, one year of goodwill amortization in the amount of $42,000 has been recorded.

(n) In connection with this series of transactions described in item m, the Company did not recognize their portion of the equity loss of CDL during 1994. Therefore, the Company is now recording their equity in the loss which amounted to approximately $150,000.

(o) In connection with the Company's purchase of Tri State Sports Rehab & Physical Therapy, P.C. (Tri State), no value was assigned within the accounting records for the non-compete agreement. The Company is therefore correcting this error by assigning $110,000 of previously recorded goodwill to the non-compete agreement and by amortizing this amount over five years. Thus, a net charge of $22,000 was needed to correct this accounting error.

(p) When the Company purchased NW Rehabilitation Associates, Inc. (NW Rehab), $986,000 of purchase price was allocated to a non-compete agreement which NW Rehab had with its former partners for which there was no future economic benefit to the Company. Additionally, the Company did not allocate $1,180,000 of purchase price to the non-compete agreement with the seller of NW Rehab. The Company has corrected these two errors and have adjusted the amortization of the non-compete agreement to a period of five years. The effect of this correction was a $259,000 reduction to the December 31, 1994, retained deficit account.

20. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Certain stockholders have filed suits against the Company in regards to the certain events which were allegedly caused by former management and other potentially responsible parties. Additionally, the Company has instituted legal action against various parties, some of whom are former employees, alleging improper actions and the diversion of funds to other entities. See Note 1. Although the results of these lawsuits are indeterminable at this time, the Company expects to actively seek restitution for damages from the responsible parties.

The Company has filed a claim under an existing fidelity insurance policy to recover a portion of the damages from the above actions. The timing and extent of any recoveries are unknown at this time.

The Company is a defendant in several lawsuits resulting from the ordinary course of business. Management believes that the outcome of such suits will not have a material adverse effect on the Company's financial position or results of operations.

The Company is currently involved in an arbitration involving a former officer of the Company regarding that employee's severance from the Company. The timing of any final determination of this arbitration is currently unknown. The Company does not anticipate a materially adverse effect as a result of this arbitration.

21.  SUBSEQUENT EVENTS:
     ------------------

In January 1997, the Compensation Committee recommended to the Board of Directors that the Board authorize the issuance of certain options as discussed in Note 13. To date, the Board of Directors has not taken action to authorize any new option grants.

In January 1997, the Company reached a settlement agreement with the seller of PVL regarding several disputes. In the terms of this agreement, the Company reduced certain future payments due to the seller from $100,000 to $50,000, acquired ownership rights to disputed equipment, and reduced contingent payments amounts.

In January, 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believes that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company has recourse against Dr. Armfield for any amounts assessed against the Company, which the Company plans to aggressively pursue, if necessary.


On February 6, 1997, Thomas W. Zaucha, the then Chief Executive Officer of Northstar delivered to the US Securities and Exchange Commission (SEC) proxy solicitation materials with the stated intention of changing the present Board of Directors and management of the Company, changing the number and term of the directors, filling the vacancies on the Board and making changes in the Company's by-laws.


On February 10, 1997, Thomas W. Zaucha field suit against Northstar Health Services, Inc. ("Northstar") and all other members of its Board of Directors in the Delaware Chancery Court, Civil Action No. 15530. His litigation commenced on the same day that Zaucha's Committee filed with the U.S. Securities and Exchange Commission its preliminary consent materials in connection with this current Solicitation. Zaucha began his lawsuit without providing any prior notice to the Company or fellow Board members. The Company believes that, had Zaucha fulfilled his duty of candor to the Company, and requested clarification of issues, he could have avoided unnecessary and potentially costly litigation.

On February 13, 1997, the Board of Directors removed Mr. Zaucha from his office as Chairman of the Board and Chief Executive Officer for cause. On February 17, 1997, the Board appointed Robert J. Smallacombe as the new Chief Executive Officer and his existing consulting contract was recast as an employment contract. The Board then named Steven N. Brody, a board member since December 1995, as the new Chairman. As discussed in Note 15, Mr. Zaucha was party to an employment agreement which called for compensation of $125,000 annually.

Effective February 14, 1997, Richard Andracsik, the former owner of Medical Rehabilitation Systems, Ltd. resigned from the Company. Andracsik will continue his relationship with the Company through a consulting relationship for occasional assignments.

On March 6, 1997, the Company filed a revocation of consent statement in order to solicit revocation votes regarding the proxy solicitation by Mr. Zaucha.

On March 17, 1997, Ultrasonics filed suit against the Company as a result of disputed lease agreements which the Company refuses to pay based on the fact that such leases are for more than market rates.

On March 19, 1997, the Company filed a suit against multiple parties including Thomas Zaucha, Commonwealth Associates and other members of the Committee to Protect Northstar Health.

On March 24, 1997, Thomas Zaucha presented to current management of the Company proxy solicitation cards which Mr. Zaucha claims represent a majority of the shares authorized to vote in the proxy solicitation begun on February 6, 1997, as described above. To date, these solicitation cards have not been independently verified. In addition, there are a multitude of litigation matters pending regarding this solicitation.

               Northstar Health Services, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts
                  For Years Ending December 31, 1996 and 1995
                           All Numbers in Thousands


                                 Balance at
                                Beginning of  Charged to Costs            Deductions from               Balance at End
Description                       Period        and Expenses   Recoveries   Reserve [1]       Other        of Period
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,           $  141          $2,301          $0         ($  715)       $1,791 [2]      $3,518
1995 - Allowance for doubtful
accounts

Year Ended December 31,
1996 - Allowance for doubtful     $3,518          $1,820          $0         ($1,579)       $    0          $3,759
accounts

[1] Represents uncollected accounts charged against the allowance account. [2] Represents allowance for doubtful accounts acquired through acquisition.