Form 10-Q
period 1997-03-31
NORTHSTAR HEALTH SERVICES INC
filed 1997-05-20
CIK 896880

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X
___ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______ to ______

                         Commission File No.: 0-21752

                        NORTHSTAR HEALTH SERVICES, INC.
            (exact name of registrant as specified in its charter)

          DELAWARE                                             25-1697152
(State or other jurisdiction of                             (I.R.S. Employer
        incorporation                                      Identification No.)


             665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA 15701
                    (Address of principal executive offices)

                                 412-349-7500
              (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

              Yes         No   X
                  -----      -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                            Outstanding as of May 20, 1997
--------------------------------------          ------------------------------
Common Stock, par value $.01 per share                    5,867,154

Transitional Small Business Disclosure Format (Check one):
Yes       No  X
    ----     ----

               NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
               ------------------------------------------------

INDEX                                                              PAGE
-----                                                              ----
Part I -- FINANCIAL INFORMATION
    Item 1
   Condensed Consolidated Balance Sheets as of
         March 31, 1997 and December 31, 1996                       1

   Condensed Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1996         3

   Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996         4

   Notes to Condensed Consolidated Financial Statements             5

    Item 2.

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12

 Part II -- OTHER INFORMATION

    Item 1 - Legal Proceedings                                     16

    Item 6 - Exhibits and Reports on Form 8-K                      18


Item 1. -- Financial Statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

                CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                ----------------------------------------------

                             (Dollars in Thousands)
                             ----------------------

                   A S S E T S                            March 31,          December 31,
                   -----------                              1997                 1996
                                                         -----------         ------------
                                                         (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents-                               $     919          $     1,607
  Accounts receivable-
    Patients, net of allowances for doubtful accounts of
      $3,605 and $3,759, respectively                          6,502                6,098
    Management fees                                            1,004                  766
    Miscellaneous                                                255                  244
  Prepaid expenses and other current assets                      296                  731
                                                        ------------         ------------
      Total current assets                                     8,976                9,446
                                                        ------------         ------------

PROPERTY AND EQUIPMENT, net                                    3,425                3,682

INTANGIBLE ASSETS, net (Note 2)                               20,623               21,132

OTHER ASSETS                                                     280                  282
                                                        ------------         ------------
TOTAL ASSETS                                            $     33,304         $     34,542
                                                        ============         ============

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

                CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                ----------------------------------------------

                   (Dollars in Thousands, Except Share Data)
                   -----------------------------------------



    LIABILITIES AND STOCKHOLDERS' EQUITY                     March 31,      December 31,
    ------------------------------------                      1997             1996
                                                            ---------      ------------
                                                           (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt (Note 3)
   IBJ Schroder Bank & Trust                                 $ 14,083        $ 14,083
   Subordinated debt to related parties                        1,696           1,285
   Other debt                                                  2,325           1,893
 Accounts payable                                              2,426           2,048
 Accrued expenses                                              5,902           5,323
 Contractual obligations to employees                          1,511           1,633
                                                            --------        --------
          Total current liabilities                           27,943          26,265
                                                            --------        --------
LONG-TERM DEBT (Note 3)
 Subordinated debt to related parties                          2,828           3,183
 Other debt                                                      754           1,718
                                                            --------        --------
          Total long term debt                                 3,582           4,901

MINORITY INTEREST                                                177             184
                                                            --------        --------
          Total liabilities                                   31,702          31,350
                                                            --------        --------
STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1,000,000
  shares authorized, none issued                                  -              -
Common stock, par value $.01 per share, 10,000,000
  shares authorized; 6,229,718 shares issued;
  5,867,154 shares outstanding                                    62              62
Additional paid-in capital                                    26,208          26,208
Warrants outstanding                                           1,951           1,951
Retained deficit                                             (26,166)        (24,576)
Less:  Treasury stock, 362,564 shares, at cost                  (453)           (453)
                                                            --------        --------
          Total stockholders' equity                           1,602           3,192
                                                            --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 33,304        $ 34,542
                                                            ========        ========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
           --------------------------------------------------------

                   (Dollars in Thousands, Except Share Data)
                   -----------------------------------------

                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    -----------------------------
                                                         1997            1996
                                                    ------------      -----------
NET PATIENT SERVICE REVENUE                          $     8,635      $    10,036

COSTS OF SERVICE                                           4,161            5,222
                                                     -----------      -----------
  Gross profit                                             4,474            4,814

OPERATING EXPENSES:
  Selling, general and administrative expenses             2,975            3,461
  Bad debt expense                                           516              507
  Restructuring and other non-recurring expenses
    (Note 5)                                               1,521            1,692
  Amortization of intangibles (Note 2)                       303              494
  Depreciation and amortization                              149              151
                                                     -----------      -----------
          Total operating expenses                         5,464            6,305
                                                     -----------      -----------

OPERATING LOSS                                              (990)          (1,491)

NON-OPERATING EXPENSES:
  Interest expense, net                                      524              543
  Other (income)/expense, net                                (58)              56
                                                     -----------      -----------
          Total non-operating  expenses                      466              599
                                                     -----------      -----------

LOSS BEFORE INCOME TAXES                                  (1,456)          (2,090)

INCOME TAXES                                                  65              117
                                                     -----------      -----------

LOSS BEFORE MINORITY INTEREST                             (1,521)          (2,207)

MINORITY INTEREST                                             69              161
                                                     -----------      -----------

NET LOSS                                             $    (1,590)     $    (2,368)
                                                     ===========      ===========

NET LOSS PER SHARE                                   $     (0.27)     $     (0.38)
                                                     ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS                                      5,867,154        6,229,718
                                                     ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                ----------------------------------------------

                             (Dollars in Thousands)
                             ----------------------

                                  (Unaudited)
                                  -----------

                                                                                      Three Months Ended March 31,
                                                                                       1997                   1996
                                                                                  ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (1,590)              $ (2,368)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
  Depreciation and amortization                                                            850                  1,436
  Gain on legal settlement                                                                 (47)                   --
  Provision for doubtful accounts                                                         (154)                    79
  Loss on note receivable collateralized by common stock                                    --                  1,118
  Loss on write off of investment                                                           --                     14
  Interest on discounted obligation                                                         57                     58
  Loss on sale of equipment                                                                  2                     27
  Provision for increase in contractual obligations to employees                          (122)                    72
  Stock option compensation expense                                                         --                     29
  Minority interest                                                                         69                    161
  Change in current assets and liabilities-
     Increase in receivables                                                              (499)                (1,337)
     Decrease in other current assets                                                      435                     52
     Increase in accounts payable                                                          378                  1,449
     Increase/(decrease) in accrued expenses                                               579                   (396)
                                                                                      --------               --------
       Net cash (used in)/provided by operating activities                                 (42)                   394
                                                                                      --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                       --                     (24)
  Capital expenditures                                                                     (24)                  (159)
  Deposits, loans and investments                                                            3                     (1)
                                                                                      --------               --------
       Net cash used by investing activities                                               (21)                  (184)
                                                                                      --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                              (549)                  (843)
  Payment of acquisition note                                                               --                 (5,100)
  Distributions to minority interests                                                      (76)                   (37)
  Borrowings on long-term debt                                                              --                    400
                                                                                      --------               --------
       Net cash used in financing activities                                              (625)                (5,580)
                                                                                      --------               --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (688)                (5,370)

CASH AND CASH EQUIVALENTS, beginning balance                                             1,607                  5,730
                                                                                      --------               --------

CASH AND CASH EQUIVALENTS, end balance                                                $    919               $    360
                                                                                      ========               ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                         $    213               $    511
Income taxes paid                                                                           67                     30

NONCASH INVSESTING ACTIVITIES:
Capital lease obligations                                                                   28                    217

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

General
-------

These condensed consolidated financial statements of Northstar Health Services, Inc. (the Company) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

Management Fees
---------------

The Company manages two businesses, in one of which the Company owns a minority interest. In conjunction with these contracts, the Company receives compensation in the form of a monthly management fee. This fee is to be the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. A summary of these managed operations is presented below:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                           1997      1996
                                                         --------  --------
Management fees                                           $  545     $  814
Less:  expenses incurred in management function              658        861
                                                          ------     ------
Net loss from managed operations
                                                          $ (113)    $  (47)
                                                          ======     ======

The net of expenses in excess of management fees are presented in the selling, general and administrative expenses section of the accompanying consolidated statements of operations.

Effect of Recently Issued Accounting Standards
-----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under the current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations when compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual period ending after December 15, 1997. As a result of the Company's reported net loss, there would be no impact on earnings per share compared to the results presented if the Company had applied SFAS No. 128.

2. INTANGIBLE ASSETS:
   ------------------

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                     March 31,   December 31,
                                                       1997         1996
                                                     ---------   ------------
Excess of cost over net assets acquired (40 years)    $17,481      $17,481
Employment agreements (2 to 7 1/2 years)                2,660        2,660
Keystone tradename (20 years)                           2,500        2,500
Covenant not to compete (5 years)                       1,258        1,258
Assembled Keystone workforce (5 years)                  1,000        1,000
Deferred financing and other costs (5 years)              861          861
                                                      --------     -------
Gross intangible assets                                25,760       25,760

Less- accumulated amortization                         (5,137)      (4,628)
                                                      --------     -------
Net intangible assets                                 $20,623      $21,132
                                                      =======      =======

3.  DEBT:
    -----

Debt consists of the following (dollars in thousands):

                                                   March 31,  December 31,
                                                      1997        1996
                                                   ---------  ------------
Term loan with IBJ Schroder                         $ 6,083    $  6,083
Revolving line of credit with IBJ Schroder            2,000       2,000
Acquisition facility with IBJ Schroder                6,000       6,000
Non-interest bearing, subordinated term notes to
  related parties                                     2,625       2,625
Subordinated term notes to related parties            2,400       2,400
Capital lease obligations with interest rates
  ranging from 9% to 15.6%1                           2,939       3,059
Other debt                                              702       1,157
                                                    -------     -------
Total long-term debt                                 22,749      23,324

    Less:
     Current portion                                (18,104)    (17,261)
     Debt discount                                   (1,063)     (1,162)
                                                    -------     -------
Long-term debt                                      $ 3,582     $ 4,901
                                                    =======     =======

As of March 31, 1997, the Company has no unused amounts under its existing credit facilities. During the first quarter of 1997, the Company's weighted average interest rate was 9.7%.

4.  PROXY SOLICITATION:
    -------------------

On February 6, 1997, Thomas W. Zaucha, the current Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's by-laws ("the Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March, 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer.

The ruling of the Delaware Chancery Court remains subject to appeal. The proxy solicitation is described in greater detail in the Company's Current Report on Form 8-K, dated May 8, 1997.

5.  NON-RECURRING EXPENSES:
    -----------------------

Since the first quarter of 1996, the Company has incurred significant accounting, legal and consulting expenses arising out of its investigation of apparent wrongdoing on the part of the management team that controlled Northstar prior to 1996.

In addition, through March 28, 1997, the Company incurred costs of approximately $442,000 in connection with its defense against the Consent Solicitation outlined in Note 4. On March 28, 1997, the opposing sides in the Consent Solicitation reached an agreement at a conference before Chief District Judge Ziegler of the United States District Court for the Western District of Pennsylvania. Under this agreement, Mr. Zaucha, on one hand, and the other individual Directors, on the other hand, would thereafter bear their own respective expenses. Under the agreement, only the side confirmed as the winner of the contested vote by the Delaware courts, after all appeals, will be entitled to reimbursement of expenses from the Company.

Mr. Zaucha has informed the Company that he expects that his reimbursable expenses incurred in connection with the Consent Solicitation will approximate $1,000,000. Of this total, the Company has recorded an expense during the first quarter of $495,000 that represents the expenses incurred by Mr. Zaucha through March 31, 1997. The Company anticipates an additional expense of approximately $500,000 during the second quarter.

A summary of these unusual and non-recurring expenses is as follows:

                                                         For three months ended
                                                                March 31,
                                                         -----------------------
                                                             1997       1996
                                                         ----------- -----------
Company costs related to proxy solicitation                $  442      $   --
Proxy solicitation cost incurred by Mr. Zaucha                495          --
Additional legal and accounting fees                          210          --
Write off of intangible assets                                169         527
Litigation costs                                              102          --
Corporate restructuring costs                                 103          47
Loss on notes receivable collateralized with common stock      --       1,118
                                                          -------      ------
      Total                                                $1,521      $1,692
                                                          =======      ======

6. RELATED-PARTY TRANSACTIONS:
   ---------------------------

PVL Acquisition
---------------

In connection with the purchase of PVL and Vascusonics, the purchase agreement stated that certain equipment lease obligations would be transferred to Ultrasonics, Inc. (Ultrasonics) and subsidiaries of the Company agreed to sublease the equipment from Ultrasonics. Current management of the Company believes that these leases are for rates which are for in excess of fair market value for such equipment.

The Company made lease payments of $53,341 during the quarter ended March 31, 1996. After March 1996, the Company refused to pay any further amounts under this contract, believing the payment to be excessive. In March 1997, Ultrasonics filed suit against the Company and certain of its subsidiaries related to the Company's non-performance under the lease agreements. The Company is vigorously contesting this obligation.

Shields Management Agreement
----------------------------

During the quarter ended March 31, 1996, the Company paid Mr. Shields $59,106 under the terms of a management contract which he signed with the Company. In March 1996, the Company severed its relationship with Mr. Shields and refused to pay any further amounts under this contract, believing the payments to be excessive. The Company is vigorously contesting this obligation.

Keystone Acquisition Debt
-------------------------

In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who are now or were officers with Northstar, have debt and other amounts due directly to them of $3,919,500 and $275,000 as of March 31, 1997, respectively. In addition, Mr. Zaucha's family limited partnership is due $1,167,756 as of March 31, 1997.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. During 1997, the Company incurred an expense of $114,684 related to rent due on these spaces. During February 1997, the then management of the Company ceased making lease payments under the agreements, claiming that the rental rates were above market rates. As of March 31, 1997, approximately $76,000 of these expenses remained unpaid by the Company. The Board of Directors of the Company is currently re-evaluating the lease agreements.

Transactions with Board Members
-------------------------------

During 1996 and 1997, Brody Associates, a consulting firm wholly-owned by Steven Brody, a Director who was removed from office by the Consent Solicitation, was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. The Company paid $102,444 to Brody Associates for these services and related business expenses during the three months ended March 31, 1997. In addition, during early 1996, the Company had a consulting contract with Mr. Brody for services related to growth and strategic management functions. The Company paid $10,362 to Brody Associates under the term of that agreement. At March 31, 1997, the Company had a liability to Brody Associates of $26,192.

In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, a Director who was removed from office by the Consent Solicitation, to serve as a management consultant and to aid in the corporate restructuring. For these services and related business expenses, the company paid $56,201 to Executive Advisory Group, Ltd. During the three months ended March 31, 1997. As of February 17, 1997, Mr. Smallacombe was appointed Chief Executive Officer of the Company and his existing consulting contract was recast as an employment agreement.

7.  COMMITMENTS AND CONTINGENCIES:
    ------------------------------

Stockholders' Suit
------------------

The Company is a defendant in suits filed by groups of stockholders. The Company believes that the basis for the stockholders' suit is the actions of certain members of Northstar's pre-1996 management and other potentially responsible parties. The outcome of these lawsuits is indeterminable at this time.

Company's Suit
--------------

The Company has brought suit against Mark DeSimone, a former Chairman of the Board, certain former employees, Richard A. Eisner & Company, a former auditor of the Company for years prior to 1995, and certain other individuals and entities who were allegedly involved in improper actions and diversion of funds to other entities. A suit was filed in the Western District of Pennsylvania US District Court on September 12, 1996. The outcome of this lawsuit is indeterminable at this time.

Other Legal Matters
-------------------

On March 17, 1997, Ultrasonics filed suit against the Company as a result of disputed lease agreements. The Company is vigorously defending this suit.

The Company is currently involved in an arbitration involving a former officer of the Company regarding that employee's severance from the Company. The timing of any final determination of this arbitration is currently unknown. The Company does not anticipate a materially adverse effect as a result of this arbitration.

Earn Out Payments Due Mr. Zaucha
--------------------------------

In conjunction with the acquisition of Keystone Rehabilitation by Northstar in November 1995, the former owners of Keystone were granted certain contingent payments (earn out payments) based on the financial performance of Keystone during the period from 1996 through 2000. The Company is currently in the process of evaluating the earn out agreement to determine if amounts are due to the former owners for 1996 and 1997. If an earn out is determined to be due to the former shareholders, the additional consideration would be recorded as goodwill.

Senior Loan Default
-------------------

As a result of the unavailability of financial statements following the resignation of the Company's auditors in March 1996, and subsequent failure to make payments when due, the Company is in default of its obligations under its credit agreement with its senior lender. During the period of the Consent Solicitation, and prior to the date that Mr. Zaucha resumed management control of the Company following the decision of the Delaware Chancery Court, the Company's senior lender notified the Company that it had terminated all negotiations with the Company regarding further forbearance in exercising its rights under the credit agreement, and that it was considering immediate acceleration of all amounts outstanding thereunder. The recently elected management team expects to promptly resume negotiations with the senior lender on behalf of the Company, with a view to restructuring the Company's outstanding debt in a mutually satisfactory manner. However, there is no assurance that the Company will be successful in so doing. Failure to reach such an agreement could result in acceleration of the senior debt, a likely consequence of which would be the filing of a petition for relief under the Federal Bankruptcy Code.

Zaucha Stock Guarantee
----------------------

The Company has issued a guarantee of the value of certain stock issued to the former owners of Keystone to be at least $5,600,000 for a period not to extend beyond December 31, 1997. The Company has an obligation to fund any shortfall in stock value through the issuance of additional shares of stock or a cash payment equal to the shortfall. As of the March 31, 1997 closing stock price, the shortfall results in a liability of $3,239,000. The Company would need to issue 1,295,650 shares to fulfill this obligation.

8.  SUBSEQUENT EVENTS:
    ------------------

Please refer to Note 4 for a discussion of the Consent Solicitation and related issues.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Results of Operations
---------------------

Net Revenues
-------------

     During the first quarter of 1997 the Company's net patient revenues of $8,635,000 declined by 14%, or $1,401,000 in comparison to the same period in 1996. This change in net patient service revenue resulted primarily from the following:

 . Approximately $950,000 of the decrease reflected the results of an agreement reached with the former owner of the Company's subsidiary, NW Rehabilitation Services, Inc, ("NWR") who severed her relationship with the Company late in March of 1996, and retained the rights to certain of NWR's clinical and contract businesses.

 . Extensive reorganization in the Company resulted in the closure or termination of clinics and contracts that resulted in a $700,000 decline in net patient service revenue.

 . The first quarter of 1997 also reflected the initial impact of the Company's venture into the sub-acute care business, which began late in 1996. Sub-acute revenues were approximately $200,000 during the first quarter of 1997.

Costs of service
-----------------

     The Company's costs of service declined marginally as percentage of net revenue during the first quarter of 1997, 48% versus 52% during the first quarter of 1996. This decline shows the results of divestment of the marginally profitable clinics that the Company performed during 1996. As a result of the decline in net patient service revenue, gross profit for 1997 declined $340,000, to $4,474,000. However, as noted above, the cost of service and related gross margin improved slightly during the first quarter of the year.

Selling, general and administrative expense
--------------------------------------------

     Total selling, general and administrative expenses for 1997 quarter declined to $2,975,000, down 14% from the 1996 quarter. This decline can be attributed to increased efficiency and consolidation of the Indiana, PA and Pittsburgh, PA corporate office functions, corporate overhead reductions and a reduction of expenses arising from the above noted NWR severance agreement.
SG&A expense as a percent of net patient service revenue remained at 34% during the first quarter. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad Debt Expense
-----------------

     The Company incurred bad debt expense of approximately $516,000 or approximately 4.6% of gross revenue during the first quarter of 1997 versus $507,000 or approximately 3.8% of gross revenue during the first quarter of 1996

Non-recurring expense
----------------------

     During the 1997 first quarter, certain expenses deemed non-recurring were
$1,521,000 compared to $1,692,000 for 1996.   A significant portion of 1997
expense arose from legal fees and other expenses incurred relating to the Company's defense of the Consent Solicitation. These expenses totaled approximately $442,000 for the first quarter of 1997. The results of operations also includes $495,000 of expenses which represent the Consent Solicitation costs incurred by Mr. Zaucha which are applicable to the first quarter. Mr. Zaucha has agreed not to seek reimbursement by the Company for these expenses until the decision of the Delaware Chancery Court is affirmed by the Delaware Supreme Court.

     In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees.

Depreciation and amortization
------------------------------

     Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first quarter of 1997 was $303,000, which represents a decline of $191,000 from the 1996 total. This decline reflects the effect of (1) intangible asset write-offs that occurred after the first quarter of 1996 and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses
------------------------------------------

     Interest expenses were $524,000 for 1997 compared to $543,000, the slight decline being attributable to debt repayment during the past twelve months. The Company reported net non-operating income of $58,000 compared to net non-operating expenses of $56,000, a favorable variance of $114,000. The income for 1997 arose from a $57,000 gain on a legal settlement, while expenses for 1996 came from losses on equipment disposals and minor amounts of other assets written off.

Income taxes
-------------

     The Company has recorded an expense of $65,000 during 1997 versus an expense of $117,000 during the first quarter of 1996. This reduction reflects the tax benefits associated with the corporate restructuring which occurred during the fourth quarter of 1996 as well as the use of net operating loss carryforwards by some entities of the Company.

Effect of Recently Issued Accounting Standards
-----------------------------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under the current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations when compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual period ending after December 15, 1997. As a result of the Company's reported net loss, there would be no impact on earnings per share compared to the results presented if the Company had applied SFAS No. 128.

Liquidity and Capital Resources
-------------------------------

     The Company has historically financed its operations and acquisitions through both public and private placements of equity securities as well as bank credit facilities.

     During the fourth quarter of 1995, the Company entered into a $16 million credit facility with IBJ Schroder Bank & Trust Company. The proceeds from this loan were used to finance portions of the Keystone and Penn Vascular Lab PC acquisitions, to refinance existing term debt and to provide for general working capital needs. Of the total facility available, the Company drew $14.1 million toward the above mentioned purposes.

     The Company is currently in default of its obligations under the facility. Failure to reach an agreement with the senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code.

     During the first quarter of 1997, the Company used $42,000 in its operations versus $394,000 of cash provided by operations during the first three months of 1996. This change in cash from operations can be attributed to a number of items including:

 . Accounts payable increased $378,000 during the first quarter of 1997 versus a marked increase of $1,449,000 during the first quarter of 1996.

 . Accounts receivable also increased during the first quarter of 1997 by $499,000 compared to an increase of $1,337,000 during the comparable period of 1996. This reflects the Company's improved management of its accounts receivable, resulting in enhanced cash flow.

     The Company also expended less money on investments in 1997 versus that expended during 1996. The net cash used in investing activities declined from $184,000 to only $21,000 resulting from reduced capital investment.

     The Company also had a significant change in its cash used in financing activities. During 1996, the Company had a net usage of $5,580,000 during the first quarter of the year. This total was used to:

 . Pay a $5,100,000 note due to the former owners of Keystone in connection with that acquisition and

 . Pay approximately $880,000 to amortize long term debt and other obligations of the Company.

  The net figure presented above also includes a $400,000 cash inflow during the first quarter of 1996 resulting from a direct borrowing on the Company's line of credit with IBJ.

     During 1997, the Company made net debt payments of $549,000 during the first quarter of this year which were primarily to pay debts owed to former owners and managers of the Company as well as scheduled debt and lease payments. In addition, the Company paid approximately $76,000 to minority interest holders in companies controlled by Northstar. During the first quarter of 1997, the Company made no additional material borrowings under any debt arrangements.

Summary
-------

     Net loss for the first quarter of 1997 was $1,590,000 compared to a loss of $2,368,000 for the same period in 1996. Were it not for the Company's non-recurring expenses, the Company's results would have been at nearly break-even levels. The Company believes that it will incur additional expenses in the second quarter as it attempts to negotiate a restructuring of its debt obligations.


                                                         1997          1996
Net loss                                             ($1,590,000)  ($2,368,000)
Non-recurring expenses                                 1,521,000     1,692,000
                                                     ------------  ------------
Net loss prior to non-recurring expenses                ($69,000)    ($676,000)
                                                     ============  ============


     The improvement in the operating loss discussed above was accomplished primarily through the elimination of unprofitable clinics and contracts and a reduction in the corporate overhead expenses. The Company believes that the operating results will continue to improve once the Company and the management team is able to fully focus its attention on enhanced growth and profitability measures.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In September 1996, after an internal investigation by Northstar's directors and Investigative Committee, Northstar filed suit in federal court against Mark
A. DeSimone, his wife Leslie M. DeSimone, his cousin James P. Shields and several other related parties as well as Richard A. Eisner & Co., LLP, Northstar's former accountants and auditors (No. 96-1695 W.D. Pa.). The lawsuit seeks damages from the defendants for their allegedly illegal actions that harmed the Company and its shareholders from late 1991 through early 1996. The suit sets forth allegations in connection with the defendants' ongoing pattern of fraud, deceptive conduct, theft, and other offenses, as well as DeSimone's and his associates' misappropriation, diversion and conversion of Northstar assets and funds for their own illegal benefit. Northstar's claims against Richard A. Eisner & Co., LLP are based on that accounting firm's alleged negligence, recklessness and failure to conduct proper audits which enabled DeSimone and the other defendants to defraud the Company, resulting in sizeable losses to the Company and its shareholders. Northstar is currently engaged in discovery and settlement discussions with certain defendants. A copy of the complaint, which includes claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO"), is available from the Company upon the request of any shareholder. Due to the preliminary nature of this proceeding, it is impossible to make any representation regarding its outcome, although the Company is committed to vigorously pursuing all of its remedies against the defendants and any other party found liable for the damage to Northstar.

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

     In May 1996, a group of Northstar shareholders filed an action in California state court against Northstar and its former officers and directors Mark A. DeSimone, Michael J. Kulmoski, Jr. and Northstar's former auditors, Richard A. Eisner & Co., LLP. The suit alleges violations of California state law, as well as breaches of fiduciary duty and fraud. These claims also arise out of the false and misleading statements concerning Northstar and its financial condition, which were disseminated by the individual defendants. The plaintiffs have filed a statement of damages, estimated their out of pocket losses at $1.4 million and the court has scheduled a trial for early January 1998. The Company is engaged in discussions to settle this lawsuit at this time.

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

     In March,1997, Ultrasonics, Inc. filed suit against the Company for alleged non-performance under two lease agreements with the Company. The Company believes that these lease agreements, which originated with the pre-1996 management team, may not have been validly supported by consideration. The Company has filed an answer to the complaint as well as a counterclaim in this action. The Company is not currently in a position to predict the outcome of this matter.

     On February 6, 1997, Thomas W. Zaucha, the current Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's by-laws ("the Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March, 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer.

     The ruling of the Delaware Chancery Court remains subject to appeal. The proxy solicitation is described in greater detail in the Company's Current Report on Form 8-K, dated May 8, 1997.

Item 6 - Exhibits and Reports on Form 8-K

     Form 8-K

     Form 8-K covering Item 1 for the event dated May 8, 1997

                                   SIGNATURES

In accordanace with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR Health Services, Inc.



By:  /s/ Thomas W. Zaucha
   -------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
Date:  May 20, 1997



By:  /s/ John A. Lombardi
   -------------------------
John A. Lombardi
Executive Vice President and Chief Financial Officer
Date:  May 20, 1997