Form 10-Q
period 1997-06-30
NORTHSTAR HEALTH SERVICES INC
filed 1997-08-14
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     --------------

                         Commission file number 0-21752

                        NORTHSTAR HEALTH SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      25-1697152
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

              665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA 15701
                    (Address of principal executive offices)

                                  412-349-7500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes         No  X
                                   ---        ---

State the number of shares outstanding of each of the issuer's classes of commn stock, as of the latest practicable date:

                Class                         Outstanding as of August 14, 1997
--------------------------------------        ---------------------------------
Common Stock, par value $.01 per share                    5,867,154

Transitional Small Business Disclosure Format (Check one):
                               Yes         No  X
                                   ---        ---

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                     PAGE
-----                                                                     ----
Part I - FINANCIAL INFORMATION

    Item 1

      Condensed Consolidated Balance Sheets as of
           June 30, 1997 and December 31, 1996                               1

      Condensed Consolidated Statements of Operations
           for the three months ended June 30, 1997 and 1996                 3

      Condensed Consolidated Statements of Operations
           for the six months ended June 30, 1997 and 1996                   4

      Condensed Consolidated Statements of Cash Flows
           for the six months ended June 30, 1997 and 1996                   5

      Notes to Condensed Consolidated Financial Statements                   6

    Item 2.

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

    Item 3.

      Quantitative and Qualitative Disclosure About Market
           Risk Sensitive Instruments                                       18

Part II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                              19

    Item 3 - Defaults Upon Senior Securities                                21

    Item 6 - Exhibits and Reports on Form 8-K                               22

Item 1. - Financial Statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

           A S S E T S                                         June 30,          December 31,
           -----------                                           1997                1996
                                                            --------------     ----------------
                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents-                                 $     650       $     1,607
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $3,368 and $3,759, respectively                         5,146             6,098
       Management fees                                               736               766
       Miscellaneous                                                 135               244
    Prepaid expenses and other current assets                        282               731
                                                               ---------        ----------

                   Total current assets                            6,949             9,446
                                                               ---------        ----------
PROPERTY AND EQUIPMENT, net                                        3,148             3,682

INTANGIBLE ASSETS, net (Note 2)                                   20,301            21,132

OTHER ASSETS                                                         212               282
                                                               ---------        ----------

TOTAL ASSETS                                                   $  30,610        $   34,542
                                                               =========        ==========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                   (Dollars in Thousands, Except Share Data)

      LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,         December 31,
      ------------------------------------                                 1997               1996
                                                                     --------------     ---------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       IBJ Schroder                                                  $    14,083         $     14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                 2,108                1,285
       Other debt                                                          2,257                1,893
    Accounts payable                                                       1,631                2,048
    Accrued expenses                                                       7,465                5,323
    Contractual obligations to employees                                   1,611                1,633
                                                                      ----------         ------------

                  Total current liabilities                               29,155               26,265
                                                                      ----------         ------------

LONG-TERM DEBT
    Thomas Zaucha and Zaucha Family Limited Partnership                    2,027                3,183
    Other debt                                                             1,066                1,718
                                                                      ----------         ------------
                  Total long term debt                                     3,093                4,901


MINORITY INTEREST                                                            119                  184
                                                                      ----------         ------------

                  Total liabilities                                       32,367               31,350
                                                                      ----------         ------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                --                   --
    Common stock, par value $.01 per share, 10,000,000 shares authorized;
       6,229,718 shares issued; 5,867,154 shares outstanding at June 30,
       1997 and December 31, 1996                                             62                   62
    Additional paid-in capital                                            26,208               26,208
    Warrants outstanding                                                   1,951                1,951
    Retained deficit                                                     (29,525)             (24,576)
    Less:  Treasury stock, 362,564 shares in 1997 and 1996                                       (453)
                                                                            (453)
                                                                      ----------         ------------

                  Total stockholders' equity/(deficit)                    (1,757)               3,192
                                                                      ----------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   30,610         $     34,542
                                                                      ==========         ============


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                   (Dollars in Thousands, Except Share Data)

                                  (Unaudited)

                                                                                    Three Months Ended June 30,
                                                                                     --------------------------
                                                                                       1997             1996
                                                                                     ---------       ----------
REVENUE:

   Net patient service revenue                                                     $     7,690        $  9,342
   Management fee revenue                                                                  342             770
                                                                                   -----------        --------
       Total revenue                                                                     8,032          10,112


COSTS OF SERVICE                                                                         4,333           5,042
                                                                                   -----------        --------
       Gross profit                                                                      3,699           5,070

OPERATING EXPENSES:

    Selling, general and administrative expenses                                         2,381           3,231
    Bad debt expense                                                                       836             470
    Restructuring and other non-recurring expenses (Note 5)                              1,974           1,542
    Amortization of intangibles                                                            284             480
    Depreciation and amortization                                                          142             147
    Management fee expenses                                                                638             813
                                                                                   -----------        --------
                  Total operating expenses                                               6,255           6,683
                                                                                   -----------        --------

OPERATING LOSS                                                                          (2,556)         (1,613)

NON-OPERATING EXPENSES:
    Interest expense, net                                                                  613             524
    Other expense, net                                                                     117              49
                                                                                   -----------        --------
                  Total non-operating  expenses                                            730             573
                                                                                   -----------        --------

LOSS BEFORE INCOME TAXES                                                                (3,286)         (2,186)

INCOME TAXES                                                                                65              35
                                                                                   -----------        --------

LOSS BEFORE MINORITY INTEREST                                                           (3,351)         (2,221)

MINORITY INTEREST                                                                            2             117
                                                                                   -----------        --------

NET LOSS                                                                           $    (3,353)       $ (2,338)
                                                                                   ===========        ========

NET LOSS PER SHARE                                                                 $     (0.57)       $  (0.38)
                                                                                   ===========        ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS                             5,867,154       6,229,718
                                                                                   ===========       =========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                   (Dollars in Thousands, Except Share Data)

                                  (Unaudited)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             1997            1996
                                                                          -----------    ----------
REVENUE:
   Net patient service revenue                                          $    16,327       $    19,378
   Management fee revenue                                                       888             1,584
                                                                        -----------       -----------
       Total revenue                                                         17,215            20,962
                                                                        -----------       -----------

COSTS OF SERVICE                                                              8,490            10,264
                                                                        -----------       -----------
       Gross profit                                                           8,725            10,698

OPERATING EXPENSES:
    Selling, general and administrative expenses                              5,243             6,645
    Bad debt expense                                                          1,352               977
    Restructuring and other non-recurring expenses (Note 5)                   3,495             3,234
    Amortization of intangibles                                                 587               974
    Depreciation and amortization                                               291               298
    Management fee expense                                                    1,301             1,674
                                                                        -----------       -----------
                  Total operating expenses                                   12,269            13,802
                                                                        -----------       -----------

OPERATING LOSS                                                               (3,544)           (3,104)

NON-OPERATING EXPENSES:
    Interest expense, net                                                     1,137             1,067
    Other expense, net                                                           67               105
                                                                        -----------       -----------
                  Total non-operating expenses                                1,204             1,172
                                                                        -----------       -----------

LOSS BEFORE INCOME TAXES                                                     (4,748)           (4,276)

INCOME TAXES                                                                    130               196
                                                                        -----------       -----------

LOSS BEFORE MINORITY INTEREST                                                (4,878)           (4,472)

MINORITY INTEREST                                                                71               234
                                                                        -----------       -----------

NET LOSS                                                                $    (4,949)      $    (4,706)
                                                                        ===========       ===========

NET LOSS PER SHARE                                                      $     (0.84)      $     (0.76)
                                                                        ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS                  5,867,154         6,229,718
                                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)

                             (Dollars in Thousands)

                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        1997           1996
                                                                                     -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $     (4,949)     $     (4,706)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                                  1,522             2,692
          Gain on legal settlement                                                         (47)               --
          Provision for doubtful accounts                                                1,352               977
          Loss on note receivable collateralized by common stock                            --             1,479
          Loss on write off of investment                                                   --                39
          Interest on discounted obligation                                                114               188
          (Gain)/loss on sale of equipment                                                 (23)               43
          Provision for increase in contractual obligations to employees                  (142)              138
          Stock option compensation expense                                                 60                57
          Minority interest                                                                 71               196
          Change in current assets and liabilities-
              (Increase) in receivables                                                   (261)           (1,258)
              Decrease in other current assets                                             449                83
              Increase/(decrease) in accounts payable                                     (417)              667
              Increase in accrued expenses                                               2,262               403
                                                                                  ------------      ------------
                  Net cash (used in)/provided by operating activities                       (9)              998
                                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                      --               (24)
    Capital expenditures                                                                    (2)             (222)
    Deposits, loans and investments                                                         10               (77)
                                                                                  ------------      ------------
                  Net cash (used in)/provided by investing activities                        8              (323)
                                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                             (820)           (1,060)
   Payment of acquisition note to Thomas Zaucha                                             --            (5,100)
   Distributions to minority interests                                                    (136)              (99)
   Borrowings on long-term debt                                                             --               466
                                                                                  ------------      ------------
                  Net cash used in financing activities                                   (956)           (5,793)
                                                                                  ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (957)           (5,118)

CASH AND CASH EQUIVALENTS, beginning balance                                             1,607             5,730
                                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, end balance                                            $        650      $        612
                                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                     $        696       $       602
Income taxes paid                                                                          133               159

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                   62               342


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

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

Management Fees

The Company manages two businesses on a contract basis that provide mobile diagnostics and physician services. In conjunction with these contracts, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties.

Effect of Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". SFAS No. 128 differs from current accounting guidance in that earnings per share is classified as basic earnings per share and diluted earnings per share, compared to primary earnings per share and fully diluted earnings per share under the current standards. Basic earnings per share differs from primary earnings per share in that it includes only the weighted average common shares outstanding and does not include any dilutive securities in the calculation. Diluted earnings per share under the new standard differs in certain calculations when compared to fully diluted earnings per share under the existing standards. Adoption of SFAS No. 128 is required for interim and annual periods ending after December 15, 1997. As a result of the Company's reported net loss, there would be no impact on earnings per share compared to the results presented if the Company had applied SFAS No. 128.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                             June 30,           December 31,
                                                               1997                 1996
                                                             --------           ------------
Excess of cost over net assets acquired (40 years)       $     17,481         $     17,481
Employment agreements (2 to 7-1/2 years)                        2,409                2,660
Keystone tradename (20 years)                                   2,500                2,500
Covenant not to compete (5 years)                               1,258                1,258
Assembled Keystone workforce (5 years)                          1,000                1,000
Deferred financing and other costs (5 years)                      861                  861
                                                         ------------         ------------

Gross intangible assets                                        25,509               25,760

Less-accumulated amortization                                  (5,208)              (4,628)
                                                         ------------         ------------

Net intangible assets                                    $     20,301         $     21,132
                                                         ============         ============


3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                June 30,            December 31,
                                                                                  1997                  1996
                                                                                --------            ------------
 Term loan with IBJ Schroder                                                 $     6,083          $     6,083
 Revolving line of credit with IBJ Schroder                                        2,000                2,000
 Acquisition facility with IBJ Schroder                                            6,000                6,000
 Non-interest bearing term notes to Thomas Zaucha and the Zaucha

      Family Limited Partnership                                                   2,625                2,625
 Term notes to Thomas Zaucha and the Zaucha Family Limited
      Partnership                                                                  2,400                2,400
 Capital lease obligations with interest rates ranging from 9% to
      15.6%                                                                        2,799                3,059
 Other debt                                                                          587                1,157
                                                                              ----------          -----------
 Total long-term debt                                                             22,494               23,324

      Less:

          Current portion                                                        (18,448)             (17,261)
          Debt discount                                                             (953)              (1,162)
                                                                              ----------          -----------
 Long-term debt                                                               $    3,093          $     4,901
                                                                              ==========          ===========


As of June 30, 1997, the Company has no unused amounts under its existing credit facilities. During the second quarter of 1997, the Company's weighted average interest rate was 10.4%. The Company is currently in default of its obligations under its credit facility with IBJ Schroder Bank & Trust Company. Please refer to the Liquidity section of Item 2 for further discussion.

4.  PROXY SOLICITATION:

On February 6, 1997, Thomas W. Zaucha, the current and then Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's bylaws (the "Consent Solicitation") . Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer.

The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board. The ruling of the Delaware Supreme Court is described in the Company's Current Report on Form 8-K, dated August 1, 1997.

5.  NON-RECURRING EXPENSES:

Through March 28, 1997, the Company incurred costs of approximately $527,000 in connection with its defense against the Consent Solicitation outlined in Note
4. On March 28, 1997, the opposing sides in the Consent Solicitation reached an agreement at a conference before Chief District Judge Ziegler of the United States District Court for the Western District of Pennsylvania. Under this agreement, Mr. Zaucha, on one hand, and the other individual Directors, on the other hand, would thereafter bear their own respective expenses. Under the agreement, only the side confirmed as the winner of the contested vote by the Delaware courts, after all appeals, would be entitled to reimbursement of expenses from the Company.

As described in Note 4, Mr. Zaucha has been confirmed as the winner by the Delaware Supreme Court and, as such, is entitled to seek reimbursement for the costs he incurred during the Consent Solicitation. Mr. Zaucha has informed the Company that he expects his reimbursable expenses incurred in connection with the Consent Solicitation will approximate $1,900,000. This represents an increase over amounts previously estimated and is due, in part, to the costs associated with the appeal to the Delaware Supreme Court that was filed by Steven N. Brody, Robert J. Smallacombe and Charles B. Jarrett, Jr., three of the Board members who were removed from office as a result of the Consent Solicitation. Of this total, the Company has recorded an expense during the first six months of $1,650,000 that represents the expenses incurred by Mr. Zaucha through June 30, 1997. The Company anticipates an additional expense of approximately $250,000 during the third quarter.

In addition, since 1996, the Company has incurred significant accounting, legal and consulting expenses arising out of its investigation of apparent wrongdoing on the part of the management team that controlled Northstar prior to 1996 and the resulting litigation brought both against and by the Company. Please refer to the Legal Proceedings section in Part II for a discussion of these matters.

A summary of these unusual and non-recurring expenses is as follows:

                                                               For six months ended June 30,
                                                               -----------------------------
                                                                  1997               1996
                                                               ----------        -----------
Company costs related to proxy solicitation incurred by          $      527        $      --
former management
Proxy solicitation cost incurred by Mr. Zaucha                        1,650               --
Loss on notes receivable collateralized with common stock                --            1,479
Additional legal and accounting fees                                    472              287
Write off of intangible assets                                          230              960
Litigation and investigation costs                                      307              433
Corporate restructuring costs                                           309               75
                                                                  ---------        ---------
          Total                                                   $   3,495        $   3,234
                                                                  =========        =========


6. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who are now or were officers with Northstar, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,573,00, $224,000, and $1,007,000 as of June 30, 1997, respectively.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through June 30, 1997, the Company has incurred an expense of $235,180 related to rent due on these spaces, of which approximately $118,000 of past due expenses remained unpaid by the Company, and are being repaid on a monthly payment schedule through November 15, 1997. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the fair market lease rates for these properties.

In conjunction with the acquisition of Keystone by Northstar, Mr. Zaucha and the Zaucha Family Limited Partnership were granted certain contingent payments (earn out payments) based on the financial performance of Keystone during the period from 1996 to 2000. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the earn out calculation for 1996. If an earn out is determined to be due, the additional consideration would be recorded as goodwill.

7.  COMMITMENTS AND CONTINGENCIES:

Zaucha Stock Guarantee

The Company has issued a guarantee of the value of certain stock issued to Mr. Zaucha and the Zaucha Family Limited Partnership to be at least $5,600,000 for a period not to extend beyond December 31, 1997. The Company has an obligation to fund any shortfall in stock value through the issuance of additional shares of stock or a cash payment equal to the shortfall. As of the June 30, 1997 closing stock price, the shortfall results in a liability of $2,884,988. The Company would need to issue 1,003,474 shares to fulfill this obligation.

8.  STOCK OPTIONS:

At the Board of Directors meeting held on June 18, 1997, the outside Directors and Officers of the Company were each granted 25,000 stock options valued at the stock quotation price as of March 24, 1997, which was also the stock quotation price on June 18, 1997, with a term of five (5) years or, upon vacancy in office, six (6) months.

9.  SUBSEQUENT EVENTS:

Consent Solicitation

Please refer to Note 4 for a discussion of the Consent Solicitation and related issues.

Contractual Obligations to Employees

The Company is terminating its existing profit-sharing arrangements with four of its therapists pursuant to the terms of their employment agreements. This event is described in the Company's Current Report on Form 8-K dated August 1, 1997.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

         Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations concerning future results. The words "expects", "intends", "believes", "anticipates", "likely", "will", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Results of Operations

Three Months Ended June 30, 1997 and 1996

Total revenue

         During the second quarter of 1997, the Company's total revenues declined by $2,080,000, or 21%, from $10,112,000 for the second quarter of 1996 to $8,032,000 for the second quarter of 1997. Approximately $1,050,000 of the decrease was the result of an agreement reached with the former owner of the Company's subsidiary, NW Rehabilitation Services, Inc., ("NWR") who severed her relationship with the Company in 1996, and retained the rights to certain of NWR's contract businesses. The Company also experienced the closure or termination of certain clinics and contracts, the majority of which were unprofitable, that resulted in a decline in net patient service revenues of approximately $1,020,000. A decline in management fee revenues of approximately $430,000 is attributable to a change in the reimbursement of certain diagnostic services and the termination of services in unprofitable areas. The Company entered the sub-acute care business in late 1996. Sub-acute revenues contributed approximately $145,000 in the second quarter. The Company has terminated the separate sub-acute care division of the Company due to its poor operating performance. The Company also opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $160,000. The remaining increase in net patient service revenues of $115,000 is a result of net growth in continuing operations.

Costs of service and Gross profit

         Due to the decrease in total revenues, the Company's costs of service also decreased a substantial total of $709,000 from $5,042,000 for the second quarter of 1996 to $4,333,000 for 1997, or 14%. However, as a percentage of net patient service revenue, costs of service increased slightly during the second quarter of 1997, from 54% in 1996 to 56% in 1997. A large portion of this increase can be attributed to the high direct costs experienced in certain sub-acute contracts that have resulted in poor gross margins and have since been terminated. As a result of this increase and the decline in total revenue, gross profit declined $1,371,000, from $5,070,000 (50% of total revenue) for the second quarter of 1996 to $3,699,000 (46% of total revenue) for 1997.

Selling, general and administrative expense

         Total selling, general and administrative expenses for the second quarter declined $850,000 from $3,231,000 in 1996 to $2,381,000 in 1997. The
26% decrease can be attributed to increased efficiency and consolidation of the Indiana, PA and Pittsburgh, PA corporate office functions, a reduction of expenses arising from the above noted NWR severance agreement, and a reduction of corporate office salary and consulting expenses as a result of personnel changes made in connection with the reinstatement of current management as a result of the Consent Solicitation. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad debt expense

         The Company incurred bad debt expense of approximately $836,000 or approximately 10.9% of net patient service revenue during the second quarter of 1997 versus $470,000 or approximately 5.0% during the second quarter of 1996. This increase is the direct result of a $400,000 bad debt reserve in the second quarter of 1997 directly attributed to a sub-acute contract in Illinois that has been determined to be uncollectible. Without this specific reserve, bad debt expense would have been $436,000 for the second quarter of 1997, or 5.7% of net patient service revenue, which is comparable to 1996.

Restructuring and non-recurring expense

         During the second quarter of 1997, certain expenses deemed non-recurring were $1,974,000 compared to $1,542,000 for 1996. A significant portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $1,239,000 for the second quarter of 1997. In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees.

Depreciation and amortization

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the second quarter of 1997 of $284,000 declined by $196,000 from the 1996 total, reflecting (1) intangible asset write-offs that occurred after the second quarter of 1996, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

         Interest expenses were $613,000 for the second quarter of 1997 compared to $524,000 for 1996. The increase can be attributed to an increase in the Company's weighted average interest rate from 1996 to 1997 due to the inability of the Company to qualify in 1997 for the lower interest rates that were available in the early part of 1996 with its senior lender. The Company reported net non-operating expenses of $117,000 in 1997 compared to net non-operating expenses of $49,000 in 1996. The expense for 1997 includes a provision for legal contingencies related to pending litigation.

Income taxes

         The Company has recorded an expense of $65,000 during the second quarter of 1997 versus an expense of $35,000 during the second quarter of 1996. This expense is necessary to provide for state income and franchise taxes for certain subsidiary corporations.

Net loss

         The net loss for the second quarter of 1997 was $3,353,000 compared to a loss of $2,338,000 for the same period in 1996. After taking into account the Company's non-recurring expenses, the Company showed the following net loss compared to that of 1996.

                                               1997               1996
                                               ----               ----
Net loss                                       ($3,353,000)       ($2,338,000)
Non-recurring expenses                           1,974,000          1,542,000
Unusual bad debt expense                           400,000                 --
                                               -----------        -----------
Net loss prior to non-recurring expenses         ($979,000)         ($796,000)
                                               ===========        ===========

         The increase in the net loss from 1996 to 1997 was experienced as the result of net operating losses in certain contracts related to the Company's venture into the sub-acute care business. These contracts were terminated in July 1997.

Results of Operations

Six Months Ended June 30, 1997 and 1996

Total revenue

         For the six month period ended June 30, 1997, the Company's total revenues declined by $3,747,000, or 18%, from $20,962,000 for 1996 to
$17,215,000 for 1997. Approximately $2,115,000 of the decrease was the result of an agreement reached with the former owner of the Company's subsidiary, NW Rehabilitation Services, Inc., ("NWR") who severed her relationship with the Company in 1996, and retained the rights to certain of NWR's contract businesses. The Company also experienced the closure or termination of certain clinics and contracts, the majority of which were unprofitable, that resulted in a decline in net patient service revenues of approximately $1,450,000. A decline in management fee revenues of approximately $695,000 is attributable to a change in the reimbursement of certain diagnostic services and the termination of services in unprofitable areas. The Company entered the sub-acute care business in late 1996. Sub-acute revenues contributed approximately $350,000 in the first six months. The Company has terminated the separate sub-acute care division of the Company due to its poor operating performance. The Company also opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $280,000. The remaining decrease in net patient service revenues of $117,000 is a result of a net decline in reimbursement in continuing operations for the six month period.

Costs of service and Gross profit

         Due to the decrease in total revenues, the Company's costs of service also decreased a substantial total of $1,774,000 from $10,264,000 for the first six months of 1996 to $8,490,000 for 1997, or 17%. As a percentage of net patient service revenue, costs of service decreased slightly during the first six months of 1997, from 53% in 1996 to 52% in 1997. As a result of the decline in total revenue, gross profit declined $1,973,000, from $10,698,000 for the first six months of 1996 to $8,725,000 for 1997. However, as a percentage of total revenue, gross profit remained steady at 51% for the first six months of 1996 and 1997.

Selling, general and administrative expense

         Total selling, general and administrative expenses for the first six months declined $1,402,000 from $6,645,000 in 1996 to $5,243,000 in 1997. The
21% decrease can be attributed to increased efficiency and consolidation of the Indiana, PA and Pittsburgh, PA corporate office functions, a reduction of expenses arising from the above noted NWR severance agreement, and a reduction of corporate office salary and consulting expenses as a result of personnel changes made in connection with the reinstatement of current management as a result of the Consent Solicitation. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad debt expense

         The Company incurred bad debt expense of approximately $1,352,000 or approximately 8.3% of net patient service revenue during the first six months of 1997 versus $977,000 or approximately 5.0% for 1996. This increase is the direct result of a $400,000 bad debt reserve in the second quarter of 1997 directly attributed to a receivable for a sub-acute contract that has been determined to be uncollectible. Without this specific reserve, bad debt expense would have been $952,000 for the six month period, or 5.8% of net patient service revenue, which is comparable to 1996.

Restructuring and non-recurring expense

         During the six month period ended June 30, 1997, certain expenses deemed non-recurring were $3,495,000 compared to $3,234,000 for 1996. A significant portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $2,177,000 for the first six months 1997. In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees.

Depreciation and amortization

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first six months of 1997 of $587,000 declined by $387,000 from the 1996 total, reflecting (1) intangible asset write-offs that occurred after the first half of 1996, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

         Interest expenses were $1,137,000 for the first six months of 1997 compared to $1,067,000 for 1996. The increase can be attributed to an increase in the Company's weighted average interest rate from 1996 to 1997 due to the inability of the Company to qualify in 1997 for the lower interest rates that were available in the early part of 1996 with its senior lender. The Company reported net non-operating expenses of $67,000 in 1997 compared to net non-operating expenses of $105,000 in 1996. The expense for 1997 was offset by a gain on legal settlement of $47,000.

Income taxes

         The Company has recorded an expense of $130,000 during the first six months of 1997 versus an expense of $196,000 during 1996. This expense is necessary to provide for state income and franchise taxes for certain subsidiary corporations.

Net loss:

         The net loss for the first six months of 1997 was $4,949,000 compared to a loss of $4,706,000 for the same period in 1996. After taking into account the Company's non-recurring expenses, the Company showed an improved net loss compared to that of 1996.

                                                1997                  1996
                                                ----                  ----
Net loss                                     ($4,949,000)          ($4,706,000)
Non-recurring expenses                         3,495,000             3,234,000
Unusual bad debt expense                         400,000                    --
                                             -----------           -----------
Net loss prior to non-recurring expenses     ($1,054,000)          ($1,472,000)
                                             ===========           ===========


         The improvement in the operating loss was accomplished through the elimination of unprofitable clinics and contracts, which was offset by operating losses experienced in contracts related to the Company's venture into the sub-acute care business. These sub-acute contracts were terminated in July 1997.

Effect of Recently Issued Accounting Standards

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

Liquidity and Capital Resources

         The Company is currently in default of its obligations under the credit facility with IBJ Schroder Bank & Trust Company (IBJ). Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code.

         During the six months ended June 30, 1997, the Company used $9,000 in its operations versus $793,000 of cash provided by operations during the first six months of 1996. This change in cash from operations can be attributed to a number of items including:

o Accounts payable decreased $417,000 during the first six months of 1997 versus a significant increase of $667,000 during the same period in 1996.

o Accounts receivable increased $261,000 during the first six months of 1997 as compared to an increase of $1,258,000 in 1996. This change reflects the decrease in total revenues during 1997 and the outsourcing of collections to a third party in early 1997.

         The Company also expended less money on investing activities in 1997 versus that expended during 1996. The net cash used in investing activities declined from $323,000 in 1996 to a provision of $8,000 in 1997 resulting from reduced capital investment.

         The Company also had a significant change in its cash used in financing activities. During 1996, the Company had a net usage of $5,796,000 during the first six months of the year. This total was used to:

o Pay $5,100,000 of a note due to Thomas Zaucha and the Zaucha Family Limited Partnership as a result of the Keystone acquisition and

o Make payments of approximately $1,060,000 that were used to amortize long term debt and other obligations of the Company.

     The net figure presented above also includes a $400,000 cash inflow during the first quarter of 1996 resulting from a direct borrowing on the Company's line of credit with IBJ.

         During 1997, the Company made net debt payments of $820,000 during the first six months of the year which were primarily to pay debts owed to former owners and managers of the Company as well as scheduled debt and lease payments. In addition, the Company paid approximately $136,000 to minority interest holders in companies controlled by Northstar. During the first six months of 1997, the Company made no additional material borrowings under any debt arrangements.

Summary

         The Company is presently experiencing a severe liquidity crisis as a result of the extraordinary expenses related to its recently concluded contest for corporate control; investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; continuing operating losses; and current obligations to buy out existing profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations before the end of 1997, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

         In response to these developments, the Company has terminated its separate sub-acute care division which had incurred significant operating losses and experienced a high rate of uncollectible receivables, and has focused its efforts on improving the performance of the mobile diagnostics and core physical therapy and rehabilitation businesses. The Company is also continuing to review all overhead expenses in an effort to reduce costs wherever possible. The extraordinary expenses associated with the Company's recent proxy fight have ended, and the Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection therewith. While the Company is currently in default of its obligations under its Credit Agreement, the Company has been engaged in negotiations with IBJ that it expects will lead to the execution of a Forbearance Agreement in the near future. Even if such an agreement were executed, however, a permanent restructuring of the Company's long-term debt would be required.

         There can be no assurance that the Company will be successful in raising additional equity or other capital, or that it will be in a position to do so on terms that will not dilute the equity interest of the Company's existing stockholders. The Company is not currently eligible to utilize Form S-3 to register offerings of securities under the Securities Act of 1933, and its shares are not currently listed on either the NASDAQ National Market or the NASDAQ Small Cap Market. These circumstances could adversely affect the Company's ability to attract additional equity capital. Moreover, the Company has been advised that its capital-raising efforts should not commence in earnest until a settlement of pending lawsuits, related to certain actions of the Company's pre-1996 management, has been effected. Please see Part II, Item 1, "Legal Proceedings" for further discussion of the pending legal actions.

Item - 3. Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments

The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In September 1996, after an internal corporate investigation by an independent committee of Northstar directors, Northstar filed suit under the Racketeer Influenced and Corrupt Organization Act ("RICO") in federal court in Pittsburgh against Mark A. DeSimone, his wife Leslie M. DeSimone, his cousin James P. Shields and several other related parties, as well as Richard A. Eisner & Co., LLP, Northstar's former accountants and auditors (No. 96-1695 W.D. Pa.). The lawsuit seeks damages from the defendants for their allegedly illegal actions that harmed the Company and its shareholders from late 1991 through early 1996. The lawsuit sets forth allegations in connection with the defendants' ongoing pattern of alleged fraud, deceptive conduct, theft, and other offenses, as well as DeSimone's and his associates' misappropriation, diversion and conversion of Northstar assets and funds for their own illegal benefit. Northstar's claims against Richard A. Eisner & Co., LLP are based on that accounting firm's alleged negligence, recklessness and failure to conduct proper audits which enabled DeSimone and the other defendants to defraud the Company, resulting in sizeable losses to the Company and its shareholders. Northstar is currently engaged in discovery and settlement discussions with certain defendants. A copy of the complaint is available from the Company upon the request of any shareholder. On August 14, 1997, the Company and certain of the defendants in this suit are scheduled to submit to the court for its approval a Settlement Agreement resolving the claims of Northstar against those the defendants in conjunction with the proposed settlement of the shareholder class actions referred to below.

         In response to Northstar's suit against DeSimone and the other defendants, Coregis Insurance Company, which insured DeSimone's former law firm, brought an action in federal court (No. 96-2243 W.D. Pa.) to determine its obligations to defend DeSimone and his former law firm. Although the action names Northstar, its primary purpose is to determine the obligations of the insurance company; the outcome of this suit may have an impact upon Northstar's ability to recover damages in connection with its lawsuit against DeSimone and others. This action will be resolved as a consequence of the settlement referred to in the preceding paragraph.

         In April 1996, the first of seven class action lawsuits against Northstar and certain of its former officers and directors was filed in federal court by Northstar shareholders; all of such suits were consolidated into one action (No. 96-1399 W.D. Pa.). The suit alleges violations of federal securities laws by Northstar and its former officers and directors Mark A. DeSimone, Michael Pitterich, Michael Kulmoski, Jonathon Petruska and Daniel Dickman in connection with the defendants' alleged scheme to disseminate false and misleading information regarding the Company, its operations, financial status and related-party transactions and to enrich themselves in the process. Settlement negotiations, which also involve Richard A. Eisner & Co., LLP, Northstar's former independent accountant and auditor, have resulted in a Settlement Agreement which all of the parties to these consolidated class actions are scheduled to submit to the court on August 14, 1997, for its preliminary approval and which would resolve all of the claims in these actions.

         In May 1996, a group of some 38 individual Northstar shareholders filed an action in the Superior Court of Los Angeles County California (No. BC149867) against Northstar and its former officers and directors Mark A. DeSimone, Michael J. Kulmoski, Jr. and Northstar's former auditors, Richard A. Eisner & Co., LLP. The suit alleges violations of California state law, as well as breaches of fiduciary duty and fraud. These claims also arise out of the allegedly false and misleading statements concerning Northstar and its financial condition, which were disseminated by the individual defendants. In June 1997, the parties agreed to a settlement of this action and a Settlement Agreement is being circulated among them for signature that will result in a dismissal of this action with prejudice.

         In July 1996, Michael Kulmoski, Jr., a named defendant in both the shareholder class actions and the individual action described above, filed a demand for arbitration against Northstar for the alleged breach of his employment contract and other related matters. Kulmoski is seeking damages of approximately $500,000. The Company is contesting liability vigorously and believes that the potential maximum damage claim, even assuming liability, is less than 25% of the amount alleged. An arbitration hearing has been scheduled for November 6 and 7, 1997 on this claim.

         In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed suit against the Company itself, in the Court of Common Pleas of Allegheny County Pennsylvania, for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action discussed above, the Company has filed a petition to open the confessed judgement against its subsidiaries and has filed an answer and counterclaim against Ultrasonics for fraud.

         On February 6, 1997, Thomas W. Zaucha, the current and then Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's bylaws (the "Consent Solicitation") . Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer. The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board. The ruling of the Delaware Supreme Court is described in the Company's Current Report on Form 8-K, dated August 1, 1997.

Item 3 - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with IBJ Schroder Bank & Trust. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $1,916,000 and accrued interest in the amount of approximately $1,200,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Bylaws of Northstar Health Services, Inc.

Form 8-K

Form 8-K covering Item 1 for the event dated August 1, 1997.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHSTAR Health Services, Inc.
(Registrant)


By: /s/ Thomas W. Zaucha
   ------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
Date: August 14, 1997


By: /s/ Thomas W. Zaucha
   ------------------------
Thomas W. Zaucha
Acting Chief Financial Officer
Date: August 14, 1997