Form 10-Q
period 1997-09-30
NORTHSTAR HEALTH SERVICES INC
filed 1997-11-14
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________  to ________________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES ____ NO __X__

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                     OUTSTANDING AS OF NOVEMBER 14, 1997
--------------------------------------      -----------------------------------
Common Stock, par value $.01 per share                    5,867,154


Transitional Small Business Disclosure Format (Check one):

                               YES ____ NO __X___

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                                 PAGE
-----                                                                                 ----
Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                                  1

         Condensed Consolidated Statements of Operations
              for the three months ended September 30, 1997 and 1996                    3

         Condensed Consolidated Statements of Operations
              for the nine months ended September 30, 1997 and 1996                     4

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1997 and 1996                     5

         Notes to Condensed Consolidated Financial Statements                           6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       10

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                                16

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                                         17

    Item 3. - Defaults Upon Senior Securities                                           18

    Item 4. - Submission of Matters to a Vote of Security
                  Holders                                                               19

    Item 6. - Exhibits and Reports on Form 8-K                                          20

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                               A S S E T S                                       September 30,          December 31,
                               -----------                                           1997                   1996
                                                                               ------------------    -------------------
                                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents-                                                        $     71           $     1,607
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $2,826 and $3,759, respectively                                               4,625                 6,098
       Management fees                                                                     519                   766
       Miscellaneous                                                                       163                   244
    Prepaid expenses and other current assets                                              258                   731
                                                                                  ------------          ------------

    Total current assets                                                                 5,636                 9,446
                                                                                  ------------          ------------

PROPERTY AND EQUIPMENT, net                                                              2,885                 3,682

INTANGIBLE ASSETS, net (Note 2)                                                         19,746                21,132

OTHER ASSETS                                                                               263                   282
                                                                                  ------------          ------------
TOTAL ASSETS                                                                      $     28,530          $     34,542
                                                                                  ============          ============





   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                   (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                          September 30,          December 31,
                   ------------------------------------                              1997                  1996
                                                                               ------------------   -------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                  $   14,083         $     14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                               2,520                1,285
       Other debt                                                                        2,263                1,893
    Accounts payable                                                                     1,999                2,048
    Accrued expenses                                                                     6,860                5,323
    Contractual obligations to employees                                                 1,117                1,633
                                                                                   -----------         ------------

                  Total current liabilities                                             28,842               26,265
                                                                                   -----------         ------------

LONG-TERM DEBT
    Thomas Zaucha and Zaucha Family Limited Partnership                                  2,115                3,183
    Other debt                                                                             442                1,718
                                                                                   -----------         ------------
                  Total long term debt                                                   2,557                4,901
                                                                                   -----------         ------------

MINORITY INTEREST                                                                          159                  184
                                                                                   -----------         ------------

                  Total liabilities                                                     31,558               31,350
                                                                                   -----------         ------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                               -                    -
    Common stock, par value $.01 per share, 10,000,000 shares authorized;
       6,229,718 shares issued; 5,867,154 shares outstanding at September
       30, 1997 and December 31, 1996                                                       62                   62
    Additional paid-in capital                                                          26,208               26,208
    Warrants outstanding                                                                 2,172                1,951
    Retained deficit                                                                   (31,017)             (24,576)
    Less:  Treasury stock, 362,564 shares in 1997 and 1996                                (453)                (453)
                                                                                   -----------         ------------

    Total stockholders' equity/(deficit)                                                (3,028)               3,192
                                                                                   -----------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    28,530         $     34,542
                                                                                   ===========         ============




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                   (Dollars in Thousands, Except Share Data)

                                  (Unaudited)

                                                                                   Three Months Ended September 30,
                                                                               --------------------------------------
                                                                                    1997                  1996
                                                                              ------------------    -----------------
REVENUE:
   Net patient service revenue                                                    $     7,516         $       8,144
   Management fee revenue                                                                 405                   697
                                                                              ------------------    -----------------
       Total revenue                                                                    7,921                 8,841

COSTS OF SERVICE                                                                        4,041                 4,362
                                                                              ------------------    -----------------
       Gross profit                                                                     3,880                 4,479

OPERATING EXPENSES:
    Selling, general and administrative expenses                                        2,575                 2,775
    Bad debt expense                                                                      386                   420
    Restructuring and other non-recurring expenses (Note 4)                               654                   857
    Amortization of intangibles                                                           272                   355
    Depreciation and amortization                                                         136                   209
    Management fee expenses                                                               558                   693
                                                                              ------------------    -----------------
       Total operating expenses                                                         4,581                 5,309
                                                                              ------------------    -----------------

OPERATING LOSS                                                                           (701)                 (830)

NON-OPERATING EXPENSES:
    Interest expense, net                                                                 534                   575
    Other expense, net                                                                    198                     9
                                                                              ------------------    -----------------
       Total non-operating  expenses                                                      732                   584
                                                                              ------------------    -----------------

LOSS BEFORE INCOME TAXES                                                               (1,433)               (1,414)

INCOME TAXES                                                                                -                   156
                                                                              ------------------    -----------------

LOSS BEFORE MINORITY INTEREST                                                          (1,433)               (1,570)

MINORITY INTEREST                                                                          59                    26
                                                                              ------------------    -----------------

NET LOSS                                                                           $   (1,492)         $     (1,596)
                                                                              ==================    =================

NET LOSS PER SHARE                                                                     $(0.25)         $      (0.26)
                                                                              ==================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS

                                                                                    5,867,154             6,229,718
                                                                              ==================    =================


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                   (Dollars in Thousands, Except Share Data)

                                  (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                               --------------------------------------
                                                                                     1997                 1996
                                                                               -----------------    -----------------
REVENUE:
   Net patient service revenue                                                        $ 23,843       $       27,522
   Management fee revenue                                                                1,293                2,281
                                                                               -----------------    -----------------
            Total revenue                                                               25,136               29,803
                                                                               -----------------    -----------------

COSTS OF SERVICE                                                                        12,531               14,626
                                                                               -----------------    -----------------
       Gross profit                                                                     12,605               15,177

OPERATING EXPENSES:
    Selling, general and administrative expenses                                         7,818                9,420
    Bad debt expense                                                                     1,738                1,397
    Restructuring and other non-recurring expenses (Note 4)                              4,149                4,091
    Amortization of intangibles                                                            859                1,329
    Depreciation and amortization                                                          427                  507
    Management fee expense                                                               1,859                2,367
                                                                               -----------------    -----------------
                  Total operating expenses                                              16,850               19,111
                                                                               -----------------    -----------------


OPERATING LOSS                                                                          (4,245)              (3,934)

NON-OPERATING EXPENSES:
    Interest expense, net                                                                1,671                1,642
    Other expense, net                                                                     265                  114
                                                                               -----------------    -----------------
                  Total non-operating  expenses                                          1,936                1,756
                                                                               -----------------    -----------------

LOSS BEFORE INCOME TAXES                                                                (6,181)              (5,690)

INCOME TAXES                                                                               130                  352
                                                                               -----------------    -----------------

LOSS BEFORE MINORITY INTEREST                                                           (6,311)              (6,042)


MINORITY INTEREST                                                                          130                  260

                                                                               -----------------    -----------------


NET LOSS                                                                          $     (6,441)        $     (6,302)
                                                                               =================    =================

NET LOSS PER SHARE                                                                $      (1.10)        $      (1.01)
                                                                               =================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS

                                                                                     5,867,154            6,229,718
                                                                               =================    =================




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)

                             (Dollars in Thousands)

                                  (Unaudited)

                                                                                  Nine Months Ended September 30,
                                                                               --------------------------------------
                                                                                     1997                 1996
                                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(6,441)        $     (6,302)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                                  2,302                3,424
          Provision for doubtful accounts                                                1,738                1,397
          (Gain) on legal settlement                                                       (47)                   -
          Loss on note receivable collateralized by common stock                             -                1,575
          Loss on write off of investment                                                    -                   39
          Interest on discounted obligation                                                274                  286
          Loss on sale of equipment                                                          7                   53
          Provision for increase in contractual obligations to employees                    63                  138
          Compensation expense related to options and warrants                             281                   85
          Minority interest                                                                130                  260
          Change in current assets and liabilities-
              (Increase)/decrease in receivables                                            63                 (492)
              Decrease in other current assets                                             473                   40
              Increase/(decrease) in accounts payable                                      (49)                 534
              Increase in accrued expenses                                               1,537                  373
                                                                               -----------------    -----------------
                  Net cash provided by operating activities                                331                1,410
                                                                               -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                       -                  (25)
    Capital expenditures                                                                   (50)                (299)
    Deposits, loans and investments                                                        (41)                 (74)
                                                                               -----------------    -----------------
                  Net cash used in investing activities                                    (91)                (398)
                                                                               -----------------    -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                           (1,042)              (1,282)
   Payment of acquisition note to Thomas Zaucha                                              -               (5,100)
   Distributions to minority interests                                                    (155)                (168)
   Payments of contractual obligations to employees                                       (579)                 (19)
   Borrowings on long-term debt                                                              -                  466
                                                                               -----------------    -----------------
                  Net cash used in financing activities                                 (1,776)              (6,103)
                                                                               -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,536)              (5,091)

CASH AND CASH EQUIVALENTS, beginning balance                                             1,607                5,730
                                                                               -----------------    -----------------

CASH AND CASH EQUIVALENTS, end balance                                                    $ 71          $       639
                                                                               =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                           $1,020                 $691
Income taxes paid                                                                          137                  176

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                   76                  381




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

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                                       September 30,          December 31,
                                                                                           1997                  1996
                                                                                     -----------------     ------------------
      Excess of cost over net assets acquired (40 years)                              $     17,481          $     17,481
      Employment agreements (2 to 7 1/2 years)                                                 778                 2,660
      Keystone tradename (20 years)                                                          2,500                 2,500
      Covenant not to compete (5 years)                                                         78                 1,258
      Assembled Keystone workforce (5 years)                                                 1,000                 1,000
      Deferred financing and other costs (5 years)                                             861                   861
                                                                                     -----------------     ------------------

      Gross intangible assets                                                               22,698                25,760

      Less- accumulated amortization                                                        (2,952)               (4,628)
                                                                                     -----------------     ------------------

      Net intangible assets                                                                $19,746          $     21,132
                                                                                     =================     ==================

3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                      September 30,           December 31,
                                                                                           1997                   1996
                                                                                     ----------------     -------------------
           Term loan with Senior Lender                                                $     6,083          $     6,083
           Revolving line of credit with Senior Lender                                       2,000                2,000
           Acquisition facility with Senior Lender                                           6,000                6,000
           Non-interest bearing term notes to Thomas Zaucha and the Zaucha
                Family Limited Partnership                                                   2,625                2,625
           Term notes to Thomas Zaucha and the Zaucha Family Limited
                Partnership                                                                  2,400                2,400
           Capital lease obligations with interest rates ranging from 9% to
                15.6%                                                                        2,674                3,059
           Other debt                                                                          504                1,157
                                                                                     -----------------     ------------------

           Total long-term debt                                                             22,286               23,324

                Less:

                    Current portion                                                        (18,866)             (17,261)
                    Debt discount                                                             (863)              (1,162)
                                                                                     -----------------     ------------------

           Long-term debt                                                              $     2,557          $     4,901
                                                                                     =================     ==================

As of September 30, 1997, the Company has no unused amounts under its existing credit facilities. During the third quarter of 1997, the Company's weighted average interest rate was 10.5%. The Company is currently in default of its obligations under its credit facility with its Senior Lender. Please refer to the Liquidity section of Item 2 for further discussion.

In September 1997, Cerberus Partners, LP, a diversified financial securities firm that invests in publicly traded and private debt issues of both large and middle market companies, purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of September 1997. The Company has subsequently entered into extensions of the forbearance agreement directly with Cerberus. The current forbearance agreement extension is valid through December 5, 1997. Please refer to the Form 8-K dated September 10, 1997.

4.  RESTRUCTURING AND NON-RECURRING EXPENSES:

Through March 28, 1997, the Company incurred costs of approximately $527,000 in connection with its defense against the Consent Solicitation initiated by Thomas Zaucha. Mr. Zaucha has presented the Company with documentation for his reimbursable expenses incurred in connection with the Consent Solicitation of approximately $1,750,000. The Company has recorded this amount as an expense during the first nine months of 1997. The Company does not anticipate any significant additional expenses related to this matter in the fourth quarter.

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

A summary of these unusual and non-recurring expenses is as follows:

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                            ------------------------------------
                                                                                   1997               1996
                                                                            -----------------  -----------------
Company costs related to proxy solicitation incurred                              $       527      $           -
          by former management
Proxy solicitation cost incurred by Mr. Zaucha                                          1,750                  -
Loss on notes receivable collateralized with common stock                                   -              1,575
Additional legal and accounting fees                                                      558                458
Write off of intangible assets                                                            477                960
Litigation and investigation costs                                                        528                901
Corporate restructuring costs                                                             309                197
                                                                            -----------------  -----------------
          Total                                                                   $     4,149      $       4,091
                                                                            =================  =================


5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Keystone acquisition, Mr. Thomas Zaucha, an officer of Northstar, and Mr. Zaucha's Family Limited Partnership, have debt and other amounts due directly to them of $3,573,000 and $1,007,000 as of September 30, 1997, respectively.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through September 30, 1997, the Company has incurred an expense of $352,771 related to rent due on these spaces, of which approximately $46,046 of past due expenses remained unpaid by the Company, and are being repaid on a monthly payment schedule through November 15, 1997. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the fair market lease rates for these properties.

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

6.  COMMITMENTS AND CONTINGENCIES:

Zaucha Stock Guarantee

The Company has issued a guarantee of the value of certain stock issued to Mr. Zaucha and the Zaucha Family Limited Partnership to be at least $5,600,000 for a period not to extend beyond December 31, 1997. The Company has an obligation to fund any shortfall in stock value through the issuance of additional shares of stock or a cash payment equal to the shortfall. As of the September 30, 1997 closing stock price, the shortfall results in a liability of $3,239,127. The Company would need to issue 1,295,651 shares to fulfill this obligation. If these additional shares were issued, the proper accounting treatment would be to increase Common Stock Outstanding and decrease Additional Paid-in Capital.

7.  STOCK OPTIONS AND WARRANTS:

In June and July 1997, warrants to purchase 187,500 and 50,000 shares of common stock were issued to Commonwealth Associates and Booke & Co., respectively. Based on the Black-Scholes valuation model, the Company must expense $440,875 in compensation expense related to these warrants. The third quarter results include $220,438 of this expense. The remainder of $220,437 will be expensed in the fourth quarter of 1997.

At the Annual Meeting of Shareholders held on September 11, 1997, the stockholders voted to adopt the 1997 Stock Option Plan, which authorizes options to purchase 1,000,000 shares of the Company's stock. The 1997 Stock Option Plan is intended as an incentive and to encourage stock ownership by officers, certain key employees, consultants and directors of the Company and its subsidiaries in order to increase their proprietary interest in the Company's success and to encourage them to remain in the employ or service of the Company.

8.  SUBSEQUENT EVENTS:

Shareholder Lawsuits

On November 7, 1997, a definitive settlement was reached in U.S. District Court in Pittsburgh for all shareholder lawsuits that had been filed against the Company and others as a result of financial and accounting irregularities uncovered by the Company in the course of an investigation by an independent committee of the board of directors. Chief Judge Donald E. Ziegler ruled the final settlement of $6.45 million to be "fair, reasonable and adequate" in settlement of the class action. Of the Company's $1.1 million share of the settlement, $1.0 million will be covered by its directors and officers liability policy, with others, including the Company's former auditors and former CEO, funding the balance. This event is discussed in the Legal Proceedings section of this report.

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

Results of Operations

Three Months Ended September 30, 1997 and 1996

Total revenue

         During the third quarter of 1997, the Company's total revenues declined by $920,000, or 10.4%, from $8,841,000 for the third quarter of 1996 to $7,921,000 for the third quarter of 1997. Approximately $738,000 of the decrease was the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $292,000 is attributable to a change in the reimbursement of certain diagnostic services and the termination of services in unprofitable areas. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $190,000. This was partially offset by a decrease of $80,000 in net patient service revenues that resulted from a decline in net reimbursement from continuing operations as a result of increased managed care penetration in the central and western Pennsylvania marketplace.

Costs of service and Gross profit

         Due to the decrease in total revenues, the Company's costs of service also decreased $321,000 from $4,362,000 for the third quarter of 1996 to $4,041,000 for 1997, or 7.4%. However, as a percentage of net patient service revenue, costs of service remained relatively constant, increasing slightly from 53.6% in 1996 to 53.8% in 1997. As a result of the decline in total revenue, gross profit declined $599,000, from $4,479,000 (50.1% of total revenue) for the second quarter of 1996 to $3,880,000 (49.0% of total revenue) for 1997.

Selling, general and administrative expense

         Total selling, general and administrative expenses for the third quarter declined $200,000 from $2,775,000 in 1996 to $2,575,000 in 1997. The
7.2% decrease can be attributed to increased efficiency of corporate office functions and a reduction of corporate office salary and consulting expenses as a result of personnel changes made in connection with the reinstatement of current management as a result of the Consent Solicitation. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad debt expense

         The Company incurred bad debt expense of $386,000 or approximately 5.1% of net patient service revenue during the third quarter of 1997 versus $420,000 or approximately 5.2% during the third quarter of 1996.

Restructuring and non-recurring expense

         During the third quarter of 1997, certain expenses deemed non-recurring were $654,000 compared to $857,000 for 1996. A portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $100,000 for the third quarter of 1997. In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees.

Depreciation and amortization

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the third quarter of 1997 of $272,000 declined by $83,000 from the 1996 total, reflecting (1) intangible asset write-offs that occurred after the third quarter of 1996, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

         Interest expenses were $534,000 for the third quarter of 1997 compared to $575,000 for 1996. The Company reported net non-operating expense of $198,000 in 1997 compared to $9,000 in 1996. The expense for 1997 includes a provision for approximately $220,000 for professional fees compensated with warrants.

Income taxes

         The Company has not recorded a tax provision during the third quarter of 1997. As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes.

Net loss

         The net loss for the third quarter of 1997 was $1,492,000 compared to a loss of $1,596,000 for the same period in 1996. After taking into account the Company's non-recurring expenses, the Company showed the following net loss compared to that of 1996.

                                                                           1997                  1996
                                                                           ----                  ----
Net loss                                                                 ($1,492,000)          ($1,596,000)
Non-recurring expenses                                                       654,000               857,000
Professional fees compensated with warrants                                  220,000                     -
                                                                         -----------            ----------
Net loss prior to non-recurring expenses                                   ($618,000)            ($739,000)
                                                                         ===========            ==========

         The decrease in the net loss from 1996 to 1997 can be attributed primarily to the decline in the selling, general and administrative expenses discussed above.

Results of Operations

Nine Months Ended September 30, 1997 and 1996

Total revenue

         For the nine month period ended September 30, 1997, the Company's total revenues declined by $4,667,000, or 15.7%, from $29,803,000 for 1996 to $25,136,000 for 1997. Approximately $2,115,000 of the decrease was the result of an agreement reached with the former owner of the Company's subsidiary, NW Rehabilitation Services, Inc., ("NWR") who severed her relationship with the Company in 1996, and retained the rights to certain of NWR's contract businesses. The Company also experienced the closure or termination of certain clinics and contracts that resulted in a decline in net patient service revenues of approximately $2,188,000. A decline in management fee revenues of approximately $988,000 is attributable to a change in the reimbursement of certain diagnostic services and the termination of services in unprofitable areas. The Company entered the sub-acute care business in Illinois in late 1996. These sub-acute revenues contributed approximately $350,000 in the first nine months. The Company has terminated the separate sub-acute care division of the Company in Illinois due to its poor operating performance. The Company also opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $470,000. The remaining decrease in net patient service revenues of $196,000 is a result of a decline in net reimbursement in continuing operations for the nine month period as a result of increased managed care penetration in the central and western Pennsylvania marketplace.

Costs of service and Gross profit

         Due to the decrease in total revenues, the Company's costs of service also decreased $2,095,000 from $14,626,000 for the first nine months of 1996 to $12,531,000 for 1997, or 14.3%. As a percentage of net patient service revenue, costs of service decreased slightly during the first nine months of 1997, from 53.1% in 1996 to 52.6% in 1997. As a result of the decline in total revenue, gross profit declined $2,572,000, from $15,177,000 for the first nine months of 1996 to $12,605,000 for 1997. As a percentage of total revenue, gross profit declined slightly, from 50.9% of revenue for 1996 compared to 50.1% in the first nine months of 1997.

Selling, general and administrative expense

         Total selling, general and administrative expenses for the first six months declined $1,602,000 from $9,420,000 in 1996 to $7,818,000 in 1997. The
17% decrease can be attributed to increased efficiency and consolidation of the Indiana, PA and Pittsburgh, PA corporate office functions, a reduction of expenses arising from the NWR severance agreement, and a reduction of corporate office salary and consulting expenses as a result of personnel changes made in connection with the reinstatement of current management as a result of the Consent Solicitation. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad debt expense

         The Company incurred bad debt expense of approximately $1,738,000 or approximately 7.3% of net patient service revenue during the first nine months of 1997 versus $1,397,000 or approximately 5.1% for 1996. This increase is the direct result of a $400,000 bad debt reserve in the second quarter of 1997 directly attributed to a receivable for a sub-acute contract in Illinois that has been determined to be uncollectable. Without this specific reserve, bad debt expense would have been $1,338,000 for the nine month period, or 5.6% of net patient service revenue, which is comparable to 1996.

Restructuring and non-recurring expense

         During the nine month period ended September 30, 1997, certain expenses deemed non-recurring were $4,149,000 compared to $4,091,000 for 1996. A significant portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $2,276,000 for the first nine months of 1997. In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees.

Depreciation and amortization

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first nine months of 1997 of $859,000 declined by $470,000 from the 1996 total, reflecting (1) intangible asset write-offs that occurred after the first nine months of 1996, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

         Interest expenses were $1,671,000 for the first nine months of 1997 compared to $1,642,000 for 1996. The increase can be attributed to an increase in the Company's weighted average interest rate from 1996 to 1997 due to the inability of the Company to qualify in 1997 for the lower interest rates that were available in the early part of 1996 with its senior lender. The Company reported net non-operating expenses of $265,000 in 1997 compared to net non-operating expenses of $114,000 in 1996. The expense for 1997 includes a provision of approximately $220,000 for professional fees compensated with warrants.

Income taxes

         The Company has recorded an expense of $130,000 during the first nine months of 1997 versus an expense of $260,000 during 1996. As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1997.

Net loss:

         The net loss for the first nine months of 1997 was $6,441,000 compared to a loss of $6,302,000 for the same period in 1996. After taking into account the Company's non-recurring expenses, the Company showed an improved net loss compared to that of 1996.

                                                                            1997                  1996
                                                                            ----                  ----
Net loss                                                                 ($6,441,000)          ($6,302,000)
Non-recurring expenses                                                     4,149,000             4,091,000
Professional fees compensated with warrants                                  220,000                     -
                                                                       -------------          ------------
Net loss prior to non-recurring expenses                                 ($2,072,000)          ($2,211,000)
                                                                       =============          ============

         The improvement in the operating loss was accomplished through the elimination of unprofitable clinics and contracts and a reduction in overhead expenses, which was offset by operating losses experienced in contracts related to the Company's venture into the sub-acute care business in Illinois. These sub-acute contracts were terminated in July 1997.

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

Liquidity and Capital Resources

         The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company is currently engaged in negotiations with Cerberus to reach a mutually agreeable restructuring of this debt.

         During the nine months ended September 30, 1997, the Company provided $331,000 versus $1,410,000 of cash provided by operations during the first nine months of 1996. This change in cash provided from operations can be attributed to a number of items, but is primarily the result of a decrease in accounts payable of $49,000 during the first six months of 1997 versus a significant increase of $534,000 during the same period in 1996.

         The Company also expended less money on investing activities in 1997 versus that expended during 1996. The net cash used in investing activities declined from $398,000 in 1996 to $91,000 in 1997 resulting primarily from reduced capital investment.

         The Company also had a significant change in its cash used in financing activities. During 1996, the Company had a net usage of $6,103,000 during the first nine months of the year. This total was used to:

* Pay $5,100,000 of a note due to Thomas Zaucha and the Zaucha Family Limited Partnership as a result of the Keystone acquisition and

* Make payments of approximately $1,282,000 that were used to amortize long term debt and other obligations of the Company.

     The net figure presented above also includes a $400,000 cash inflow during the first quarter of 1996 resulting from a direct borrowing on the Company's line of credit with its senior creditor.

         During 1997, the Company made net debt payments of $1,042,000 during the first nine months of the year, which were primarily scheduled debt and lease payments as well as to pay debts owed to former owners and managers of the Company. In addition, the Company paid approximately $155,000 to minority interest holders in companies controlled by Northstar and $579,000 under contractual obligations with certain employees. During the first nine months of 1997, the Company made no additional material borrowings under any debt arrangements.

Summary

         The Company is presently experiencing a severe liquidity crisis as a result of the extraordinary expenses related to its recently concluded contest for corporate control; investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; continuing operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations before the end of 1997, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

         In response to these developments, the Company has terminated its separate sub-acute care division in Illinois which had incurred significant operating losses and experienced a high rate of uncollectable receivables, and has focused its efforts on improving the performance of the mobile diagnostics and core physical therapy and rehabilitation businesses. To this end, the Company has formed a corporate administrative function that encompasses sales, marketing, recruitment, provider relations, managed care services and clinical compliance to support the day-to-day operations of all subsidiaries of the Company. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible. The extraordinary expenses associated with the Company's recent proxy fight have ended, and the Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection therewith. While the Company is currently in default of its obligations under its Credit Agreement, it has signed a Forbearance Agreement through December 5, 1997. The Company has been actively engaged in negotiations with Cerberus that it expects will lead to the execution of a permanent restructuring of its debt in the near future.

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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

Shareholder Suits and Related Litigation

         On November 7, 1997, a comprehensive settlement of a number of shareholder suits, which had been pending since 1996, was approved during a hearing in U.S. District Court in Pittsburgh, at which time the settlement amount of $6.45 million was ruled to be fair, reasonable and adequate. Barring any appeals of the judge's decision, the settlement will become final on December 8, 1997. The Company is liable for $1.1 million of the settlement amount, of which $1.0 million will be covered by its directors and officers liability policy.

         In April 1996, the first of seven class action lawsuits against Northstar and certain of its former officers and directors was filed in federal court by Northstar shareholders; all of such suits were consolidated into one action (No. 96-701 W.D. Pa.). In September 1996, after an internal corporate investigation by an independent committee of Northstar directors, Northstar filed suit under the Racketeer Influenced and Corrupt Organization Act ("RICO") in federal court in Pittsburgh against Mark A. DeSimone, his wife Leslie M. DeSimone, his cousin James P. Shields and several other related parties, as well as Richard A. Eisner & Co., LLP, Northstar's former accountants and auditors (No. 96-1695 W.D. Pa.). Settlement of the claims against the DeSimones and Richard Eisner & Co. are being made in conjunction with the settlement of the shareholder lawsuits detailed above. Negotiations are continuing with Shields and other related parties.

         In May 1996, a group of some 38 individual Northstar shareholders filed an action in the Superior Court of Los Angeles County California (No. BC149867). This suit will be settled out of proceeds from the above $6.45 million settlement fund.

Claim for Breach of Employment Agreement

         In July 1996, Michael Kulmoski, Jr., a named defendant in both the shareholder class actions and the California action described above, filed a demand for arbitration against Northstar for the alleged breach of his employment contract and other related matters. Kulmoski is seeking damages of approximately $500,000. The Company is contesting liability vigorously and believes that the potential maximum damage claim, even assuming liability, is less than 25% of the amount alleged. An arbitration hearing was held on November 6 and 7, 1997 on this claim, and a ruling is expected early next year.

Claim on Lease Agreements

         In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed suit against the Company itself, in the Court of Common Pleas of Allegheny County, Pennsylvania, for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action discussed above, the Company has filed a petition to open the confessed judgement against its subsidiaries and has filed an answer and counterclaim against Ultrasonics for fraud. Settlement negotiations are continuing at this time.

Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $2,733,000 and accrued interest in the amount of approximately $1,180,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).

Item 4. - Submission of Matters to a Vote of Security Holders

On September 11, 1997, the Company held its Annual Meeting of Shareholders ("Annual Meeting"). At the Annual Meeting stockholders were asked to:

1. Elect six members to the Board of Directors of the Company to serve until the next annual meeting of stockholders to be held in 1998;

2. Consider and act upon a proposal to adopt the Northstar Health Services, Inc. 1997 Stock Option Plan, which authorizes options to purchase 1,000,000 shares of Common Stock; and

3. Appoint the firm of Arthur Andersen LLP as the independent public accountants of the Company for the 1997 fiscal year to serve until the 1998 Annual Meeting.

At the Annual Meeting the stockholders elected the following individuals to serve as directors of the Company:

1. Thomas W. Zaucha, CEO   (5,178,300 votes for, 270,130 against, 1,000 withheld);
2. Lawrence F. Jindra, MD  (5,178,300 votes for, 270,130 against, 1,000 withheld);
3. James H. McElwain       (5,178,300 votes for, 270,130 against, 1,000 withheld);
4. Mark G. Mykityshyn      (5,178,300 votes for, 270,130 against, 1,000 withheld);
5. Roger J. Reschini       (5,176,800 votes for, 271,630 against, 1,000 withheld);
6. David B. White          (5,178,300 votes for, 270,130 against, 1,000 withheld);

In addition, the 1997 Stock Option Plan was adopted with 2,573,484 votes for, 925,905 votes against and 22,100 votes withheld; and Arthur Andersen LLP was appointed as the Company's independent public accountants, receiving 5,390,600 votes for, 56,730 votes against, and 2,100 votes withheld.

Item 6. - Exhibits and Reports on Form 8-K

Exhibits

27     Financial Data Schedule

99.1 Employment Agreement effective September 1, 1997, for Lisa S. Guarino, Chief Financial Officer

99.2 Employment Agreement effective September 2, 1997, for Frank J. Spramelli, Chief Administrative Officer


99.3   Form 8-K covering Item 1 for the event dated August 14, 1997.

99.4   Form 8-K covering Item 1 for the event dated September 10, 1997

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)


By: /s/ THOMAS W. ZAUCHA
    -------------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
Date: November 14, 1997


By: /s/ LISA S. GUARINO, CPA
    -------------------------------
Lisa S. Guarino, CPA
Executive Vice President and Chief Financial Officer
Date: November 14, 1997