Form 10-K
period 1997-12-31
NORTHSTAR HEALTH SERVICES INC
filed 1998-03-31
CIK 896880

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

(MARK ONE)

 [ X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the Fiscal Year Ended December 31, 1997
                                       OR

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the Transition Period From                  to
                                        ----------------    ---------------
         COMMISSION FILE NUMBER 0-21752

                         NORTHSTAR HEALTH SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             25-1697152
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA                     15701
----------------------------------------------                     -----
  (Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (724) 349-7500
        Securities registered pursuant to Section 12(g) of the Act: None

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------
   Common Stock-Par Value $.01 Per Share                         *

    * Due to circumstances described herein, the Common Stock was delisted on May 31, 1996 and is currently quoted on the Over the Counter Bulletin Board.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as of March 25, 1998 is set forth below:

                                           Aggregate Market Value of the Voting
       Class of Stock                         Stock held by Non-Affiliates
       --------------                         ----------------------------
Common Stock, $.01 par value                            $5,437,635

  The number of shares of Common Stock outstanding at March 25, 1998: 5,975,424

                                                                    PART OF FORM 10-K INTO WHICH THIS DOCUMENT
          DOCUMENTS INCORPORATED BY REFERENCE:                                      IS INCORPORATED:
          ------------------------------------                                      ----------------
     Selected portions of the 1998 Definitive Proxy                       Part III, Items 10, 11, 12 and 13
Statement are incorporated by reference in this Report.

-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         From time to time, the Company will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; and the uncertainties surrounding the healthcare industry in general.

ITEM 1.      BUSINESS

         In addition to other sections of this document, this Business section contains the type of forward looking statements and projections discussed above and must be read in connection with those disclosures.

GENERAL

         Northstar Health Services, Inc., a Delaware corporation ("Northstar" or the "Company"), is a regional provider of physical rehabilitation and other health care services, including diagnostic testing, in Pennsylvania and adjacent states, providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of physical rehabilitation are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the ability to perform basic activities, including communication. The Company believes that physical rehabilitation improves patient outcomes and shortens a patient's recovery time and, as a result, has gained increasing recognition by payors as both a clinically effective and a cost effective means to lower total healthcare expenses.

         Formed in 1991, Northstar has traditionally developed through strategic alliances and acquisitions. With its merger with Keystone Rehabilitation Systems, Inc. ("Keystone") in November 1995, the Company greatly expanded its regional presence and shifted focus from contracted long term care services to the outpatient rehabilitation therapy business. With the subsequent acquisition of Penn Vascular Lab in December 1995, the Company had broadened the scope of its services to include mobile testing and diagnostic services.

         During 1996 and 1997, Northstar underwent numerous changes in leadership and philosophy. On February 6, 1997, Thomas W. Zaucha, the current and then Chairman of the Board of Directors and Chief Executive Officer of the Company, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's bylaws (the "Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer.

         The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board.

         Subsequent to the reinstatement of Mr. Zaucha as CEO in May of 1997, current management reorganized the Company's corporate and subsidiary operations to better position itself to efficiently manage existing and emerging opportunities in its primary markets. In connection with the reorganization, the Company defined three operating subsidiaries:

         o KEYSTONE REHABILITATION SYSTEMS, INC. ("Keystone") provides outpatient rehabilitation, primarily to ambulatory patients at fifty-seven (57) outpatient sites specializing in orthopaedics, sports and neurologic rehabilitation. Keystone utilizes physical therapists, occupational therapists and speech therapists to provide its services. Keystone also contracts with hospitals, nursing homes, home health agencies, personal care homes and school districts to provide physical therapy, occupational therapy, speech language pathology and athletic training services. Keystone is one of the largest providers of outpatient rehabilitation services in Pennsylvania.

         o KEYSTONE REHABILITATION MANAGEMENT, INC. ("KRM") provides and manages interdisciplinary therapy services to long term care and subacute facilities, as well as hospitals, personal care homes and home health care agencies on a contract basis. KRM has the ability to supply experienced management personnel, rehabilitation and related services to nursing homes and hospitals through contractual arrangements.

         o NORTHSTAR MEDICAL SERVICES, INC. ("NMS") is a subsidiary corporation that was designed to develop and manage physician practices. To date, the primary focus of this company has been Penn Vascusonics, P.C., a radiology practice that provides multiple mobile diagnostic services including mammography, ultrasound and echocardiography to physicians, nursing homes and industries. Through this professional corporation, hospital-quality testing is provided onsite in physician offices and long term care facilities that provide for an environment that makes the diagnostic experience less stressful and more convenient for the patient. Mobile services are provided through a fleet of customized vans equipped for transporting equipment to physician office locations. The Company also operates seven (7) freestanding diagnostic centers in Western Pennsylvania. This division incurred losses in 1997 that have strained the resources of the Company. In March 1998, the Company announced that in keeping with its decision to focus its efforts on its core rehabilitation business, it has decided to withdraw from the mobile diagnostic industry.

         As of December 31, 1997, the Company had fifty-seven (57) outpatient rehabilitation clinics, seven (7) freestanding diagnostic testing centers and thirty (30) contractual agreements with patient care facilities. The Company continues to strive to expand its presence as a provider of physical rehabilitation and related services in its geographic marketplace in Pennsylvania, Ohio and West Virginia.

         As will be discussed in the Business Strategy section, the Company will seek to concentrate its efforts on strengthening operations and increasing profitability in the outpatient therapy and rehabilitation business, its core business and primary source of revenue. At the Corporate level, the Company has expanded certain staff functions to enhance the services provided to operating subsidiaries in the areas of sales and marketing, provider relations, recruitment and clinical compliance.

OPERATIONS

         OUTPATIENT REHABILITATION CLINICS. As of December 31, 1997, The Company owned and operated fifty-seven (57) outpatient rehabilitation clinics in Pennsylvania, Ohio and West Virginia. The Company provides a wide range of outpatient rehabilitation therapy services to patients who suffer from a variety of physical ailments including muscular pain, loss of function, injury or impairment. The Company provides services, prescribed by the patient's physician, through licensed therapists, therapist assistants, aides and related personnel, while coordinating the establishment and maintenance of patient records, billings to third-party payors and management and operations of the clinics. Northstar leases and purchases equipment for the outpatient clinics and, although the amount and type of equipment for each clinic may vary, such equipment typically includes whirlpools, electric stimulation and ultrasound units, exercise machines and hot and cold pack units.

         The outpatient rehabilitation clinics are dependent upon patient referrals from various sources within their communities, including orthopaedists, internists, neurologists, physiatrists, chiropractors, hospital discharge planners, community organizations and insurance company case managers. Referrals also come from non-physician sources, including insurance companies, managed care organizations, lawyers and employers. The Company's ability to attract managed care and other third-party payor contracts in multiple locations is aided by its large share of the geographic market, central billing and collections services and direct marketing efforts to payors.

         CONTRACT REHABILITATION. As of December 31, 1997, the Company had contractual arrangements with thirty (30) patient care entities that the Company considers to be of a significant nature based on the level of revenue derived from these contractual agreements. Under these contracts, the patient care facility generally furnishes the space for the delivery of rehabilitative therapy treatments, and the Company provides all other necessary services, including the appropriate rehabilitation therapies, on-site management, staff recruitment, continuing education, and quality assurance. The Company provides services that allow patient care facilities to offer advanced multidisciplinary therapies that may not be available through their own in-house resources. Northstar is compensated under such contracts on a fee-for-service basis and typically collects payment for services directly from the patient care facility, which in turn receives reimbursement from other third-party payors. Generally, the Company enters into one-year or renewable contracts that typically can be cancelled upon a notice of between thirty (30) to ninety (90) days.

INDUSTRY BACKGROUND

         The outpatient rehabilitation industry continues to experience significant consolidation, due primarily to the highly fragmented nature of the industry and the preference of managed care organizations to contract with regional providers offering comprehensive, cost-effective programs. In recent years, due to regulatory considerations, convenience and cost saving measures, there has been a trend away from hospital based rehabilitation and toward outpatient rehabilitation services provided in modern, accessible clinics and in long term care and subacute facilities. Because the population age group aged fifty-five and older is expected to increase dramatically over the next ten to fifteen years, this demographic shift will affect those most intensively in need of rehabilitation services.

         Within the rehabilitation sector, the focus for growth is likely to be in the outpatient segment as the trend toward cost containment continues. Under the managed care environment, outpatient rehabilitation therapy is chosen as an alternative to inpatient hospital care primarily as a result of the focus on reducing patient stays and patient visits. Managed care organizations and third-party payors are seeking to enter into contract relationships with rehabilitation providers most capable of delivering a full continuum of care at the lowest cost without sacrificing the quality or effectiveness of patient care services. As a result, there has been increased demand for more comprehensive and sophisticated physical rehabilitation services, particularly for services already provided by the Company such as work reconditioning, aquatic therapy, functional capacity evaluations and clinically oriented programs specific to areas such as women's health, wellness/fitness, headache/TMJ and fibromyalgia.

         The Company believes that as the rehabilitation industry continues to consolidate, it will be necessary to react to industry changes in order to position the Company to stabilize its operations in its geographic marketplace. Therefore, the Company will limit its entry into contractual agreements in patient care facilities and in opening new outpatient centers to those contracts or locations where a high degree of certainty exists for profitability. As the outpatient industry achieves more growth resulting from, among other things, earlier patient discharge from hospitals and other patient care facilities, the Company believes it can sustain controlled growth by focusing on its core rehabilitation business while forming strategic alliances with other entities or providers to capitalize on what it believes are the inherent growth factors of the rehabilitation industry. They are:

         o THE EFFECTIVENESS OF PHYSICAL THERAPY. Physical therapy is recognized by physicians and payors as a cost-effective method to reduce future healthcare expenses, shorten the recuperation time for injuries, reduce the likelihood of re-injury, and enable patients to regain skills necessary to return to independent living or the workplace. Additionally, physical therapy may assist in containing healthcare expenses by reducing or eliminating the need for ongoing inpatient healthcare services and other related costs.

         o INCREASING EMPHASIS ON PHYSICAL FITNESS AND THE TREATMENT OF SPORTS INJURIES. The growing emphasis on wellness, physical fitness, leisure sports, and conditioning, such as running and aerobics, has led to increased injuries which require physical therapy and increased awareness for injury prevention.

         o DEMOGRAPHIC SHIFT TOWARD AN AGING POPULATION. The aging population is expected to increase the demand for rehabilitation services. As a person ages, he or she becomes more susceptible to both neurologic and orthopaedic-related ailments, including osteoporosis, which may result in the type of injury or loss of function which can be aided by a rehabilitation program that focuses on strengthening and conditioning. Because the aging population chooses to remain active well into later years, therapy programs can assist individuals to sustain enjoyable activities and maintain an active lifestyle.

         o EARLIER PATIENT DISCHARGE FROM ACUTE CARE HOSPITALS TO ALTERNATE SITES. The trends toward earlier patient discharge from acute care hospitals to subacute sites, from patient care facilities to outpatient care, and from hospital-based care to clinic-based and home-based treatment programs, have combined to increase the demand for all forms of rehabilitation services.

          The Company believes that the demand for rehabilitation therapy services will be favorably affected by the continued recognition of rehabilitation as both a clinically and a cost-effective method of treating certain types of disabilities. However, the Company also believes that this market will be characterized by increased cost containment pressures and the growing influence of managed care organizations, other third-party payors and state government mandated workers' compensation programs in the selection of rehabilitation service providers. In addition, federal and state governments and other entities, such as managed care organizations and workers' compensation carriers, increasingly are converging to contain healthcare costs by capping, or in some cases reducing, the reimbursement rates for rehabilitation services. Consequently, rehabilitation providers, including Northstar, are addressing this growing legislative and payor pressure by seeking contract relationships and by providing services which appeal to the demands of payors, such as work injury reconditioning, education and prevention and other services which promote quality care at the lowest possible cost.

          Overall, Northstar believes that the rehabilitation industry remains highly fragmented. Changes within the healthcare environment are leading some rehabilitation providers, including sole practitioners and owners of small groups of outpatient rehabilitation clinics to sell such clinics and merge with larger rehabilitation companies or establish networks of outpatient rehabilitation clinics within a geographic area.

BUSINESS RISK

         The Company is currently experiencing a severe financial crisis that raises doubts about the ability of the Company to continue as a going concern. The Company's core businesses are not currently producing operating income before non-recurring items, nor are they producing sufficient cash flow to service the Company's outstanding debt or permit the Company to pay all of its expenses incurred as a result of its recent contest for corporate control. While the Company has been in negotiations with its principal creditors, including the holder of its senior secured debt, to effectuate a restructuring of its payment obligations, it has not heretofore been able to reach such an agreement, and existing defaults on its payment obligations give the holder of its senior debt the right to accelerate the Company's payment obligations at any time. In addition, the Company's shares have been delisted from the Nasdaq National Market, where they were formerly traded, thus decreasing the Company's access to additional equity capital. The Company is operating currently based upon the voluntary forbearance of its principal creditors, the continuation of which cannot be assured. Moreover, the Company's current financial condition will make it more difficult, if not impossible, for the Company to attract additional financing, or for the Company to present itself to possible purchasers as an attractive acquisition candidate. If the Company is unable to effectuate a business combination with a financially stronger entity or to raise additional capital and/or effect a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it.

BUSINESS STRATEGY

         The Company's ability to strengthen its presence as a provider of rehabilitation services is severely limited by its current financial situation (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). Therefore, the Company's strategy is to concentrate on internal mechanisms that do not require significant capital resources to optimize existing operations. Key elements of the Company's business strategy are summarized below.

         o MAINTAIN REGIONAL PRESENCE. The Company provides both inpatient and outpatient physical therapy and related services and thus seeks to position itself as the preferred rehabilitation provider for physicians, hospitals and managed care organizations and other referral sources.

         o EXPAND REFERRAL SOURCES. The Company seeks to expand the referral base of the outpatient rehabilitation clinic by aggressively marketing its rehabilitation services to local and regional referral sources such as primary care physicians, orthopaedic surgeons, private industry, insurance companies and managed care organizations. As part of its strategy, the Company has increased personnel in sales and marketing and is targeting existing and new markets in order to gain increased referrals.

         o MAXIMIZE PAYOR REIMBURSEMENT. The Company intends to focus attention on its payor mix in order to maximize its levels of reimbursement under existing contracts and affiliations with managed care organizations and other payors such as workers compensation carriers, insurance companies and third party payors.

         o EXPAND CONTRACTS WITH MANAGED CARE ORGANIZATIONS. As managed care organizations become more prevalent in the marketplace, outpatient rehabilitation service providers will need to deliver a comprehensive range of services in a cost effective manner with multiple locations within a metropolitan area or region. The Company intends to market its services aggressively to these organizations.

         o EXPAND CONTRACTS WITH PATIENT CARE FACILITIES. The Company continues to seek additional contracts with, as well as expand the range of services it offers to, long term care and subacute facilities, in addition to hospitals, schools and home health care agencies.

         o INCREASE RANGE OF SERVICES. The Company provides a wide range of services, including physical, occupational and speech therapies, and intends to increase its more specialized treatments such as hand therapy, aquatic therapy, sports therapy, women's health programs, neurological therapy and incontinence therapy.

         o RECRUIT AND RETAIN EXPERIENCED THERAPISTS AND KEY PERSONNEL. The Company will continue to recruit and develop professional therapists to staff its facilities and contract obligations and offer competitive compensation and benefits packages.

         o INCREASE EFFICIENCY OF OPERATIONS. The Company maintains centralized accounting, payroll, accounts receivable/payable and other administrative functions such as billing and collection. Certain other functions, including sales and marketing, recruitment, provider relations and clinical compliance have been centralized to contain costs and maximize efficiency. The Company has also developed, and is in the process of implementing, systems designed to enhance productivity by standardizing and automating certain administrative functions at the outpatient rehabilitation clinic level.

          The Company believes that the success of its future business strategy and profitability will depend upon several key issues. The Company is aware that given its limited resources, it must focus its efforts on its core rehabilitation business and avenues necessary to maximize revenues in its existing outpatient facilities. In 1998, due to continued losses in the mobile diagnostic division, the Company decided to withdraw from the mobile diagnostic business and place the assets for sale. This decision will enable management to focus its attention on improving profitability and operational efficiency in the core outpatient rehabilitation services business. In conjunction with this strategy, the Company realizes the need to control costs and expenses and subsequently has engaged certain cost containment measures in order to reduce and/or eliminate unessential costs. These measures include a hiring freeze in both Regional and Corporate administrative office locations; a reduction of staffing levels, if appropriate, at all locations; a freeze on capital expenditures; a freeze on additional administrative office space leases; and the elimination of any costs not necessary to operations. Management believes that additional expense reduction measures are also necessary in order to achieve desired levels of profitability.

          In addition to cost containment measures, the Company will attempt to maximize the performance of its core physical therapy and rehabilitation business. At the Corporate level, an administrative function that encompasses sales, marketing, recruitment and provider relations, has been created to conduct an intense marketing and sales campaign that targets the key referral sources of the Company in order to attract and expand existing business. The Company expects much of its future success will rely on its ability to maximize referrals from physicians, industries and managed care organizations.

          Because the Company continues to face severe financial difficulties, described in more detail in the Management's Discussion and Analysis section, during 1997 and into 1998, management continued to review its existing business in order to identify and eliminate unprofitable business units. Consequently, approximately forty-five (45) contracts for subacute care centers and long term care facilities were eliminated. In addition, several outpatient facilities in Pennsylvania, and one (1) in West Virginia, which were unprofitable, were also closed. The Company believes that by the assessment and elimination of unprofitable business units, it can protect the core rehabilitation business and improve its cash position. Overall, the Company realizes that a business strategy aimed toward maximizing revenues and profitability from existing operations is necessary to achieve financial results that could ultimately lead to relisting of its Common Stock on a national market or exchange. However, the Company does not believe that this will happen in the near future.

          Further, as part of its strategy, certain employee incentives involving stock options or deferred compensation are being implemented to motivate employees to achieve certain levels of performance, which the Company anticipates will serve to improve revenues and morale. Most employees of the Company have been awarded the opportunity to participate in the employee stock option plans and many have the opportunity to obtain further stock options as the business of the Company improves.

PATIENT CARE SERVICES

                  The goals of physical rehabilitation are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the patient's ability to perform daily activities as functionally as possible. The Company utilizes licensed therapists and therapist assistants to provide physical, occupational and speech therapy to patients with musculoskeletal injuries, physical disabilities associated with neurological disorders, and post-surgical rehabilitation. The following is a brief description of rehabilitation services offered by the Company:

         o PHYSICAL THERAPY. Physical therapy is the evaluation and treatment of physical disabilities designed to improve a patient's physical strength, range of motion and mobility. Treatments include exercise and the application of modalities such as heat, cold, water, sound and electricity.

         o OCCUPATIONAL THERAPY. Occupational therapy is the evaluation and treatment of physical and cognitive deficiencies with the goal of improving self-care, work and leisure skills. Candidates for this treatment include people who have suffered traumatic injuries, have disease related disabilities, or who have underdeveloped physical and cognitive skills. Occupational therapists use a variety of treatment techniques, including using therapeutic exercises and activities, designing and fabricating adaptive equipment (such as splints and custom made handles for utensils) and teaching compensatory techniques to help these individuals achieve their potential for independent, productive living.

         o SPEECH THERAPY. Speech therapy is the evaluation and treatment of speech, language, voice and swallowing disorders arising from strokes, head injuries, degenerative neurological disorders, developmental deficits, cancer and hearing impairment. Speech therapists use treatment techniques such as thermal stimulation, muscle re-education and hearing and/or speech aid through visual communication devices.

         o WORK RECONDITIONING. Work reconditioning is a rehabilitation program that simulates the specific job activities of an injured worker in order to prepare the worker to return to work and addresses issues of productivity, safety, physical tolerances and worker behavior. The goal is to prepare the patient to work a complete workday safely and without injury. The Company utilizes a standardized industrial rehabilitation program at all of its sites to improve both patient and payor acceptance.

         o FUNCTIONAL CAPACITY ASSESSMENT. Functional capacity assessment is the evaluation of an existing or prospective employee's physical condition and endurance and of the ability to meet the requirements of employment. Employers, insurers and other payors may use the assessment to estimate the extent of rehabilitation treatment needed or as an objective method of evaluating specific work capacity.

         o PAIN MANAGEMENT. Pain management programs are used to assist patients in the use of compensatory motor patterns and other coping mechanisms to minimize or eliminate the debilitating effects of acute and chronic pain.

         o PREVENTIVE SERVICES. The Company also provides services designed to prevent or avoid injuries in the workplace. These preventive services, which may be performed at an employer's work site, include programs to teach employees proper body mechanics and techniques and detailed analysis of specific job activities, such as lifting, with the goal of educating employees to reduce or prevent workplace injuries.


MERGERS, ACQUISITIONS AND JOINT VENTURES

         Keystone Rehabilitation Systems, Inc. (Keystone)

         On November 15, 1995, NSK Merger Corp., a newly-formed subsidiary of the Company, was merged with and into Keystone (a Pennsylvania corporation) (the"Merger"). See Note 3 to the Financial Statements.

         As consideration for the Merger, the shareholders of Keystone, Thomas
W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders"), received, in part, an aggregate of 944,352 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company (the "Stock Consideration"). The Company guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the

Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation or a sufficient number of authorized and unissued common shares available to meet this entire obligation through the issuance of stock. The issuance of such additional shares would not affect the purchase price (goodwill) or the statement of operations, but rather would cause a reclassification of the par value of said shares to Common Stock from additional paid in capital to the par value of Common Stock. Further, such shares would be included in the calculation of diluted earnings per share except for the fact that such effect would be anti-dilutive because of the Company's net loss.

         The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. If the final earn-out received or paid differs from that calculated by former management, the change would affect goodwill. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. Any additional compensation due to a change in stock price would be additional purchase price allocated to goodwill. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. As discussed above, if the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall for 1997, the 1997 earn-out will be paid along with the 1998 earn-out.

Penn Vascular Lab, P.C. (PVL)

         On November 28, 1995, the Company acquired from PVL (a Pennsylvania professional corporation) certain assets and the stock of Vascusonics, Inc. (a Pennsylvania corporation or Vascusonics). See Note 3 to the Financial Statements. The agreement provided for a management services contract whereby the Company would provide such services to PVL for a period of two years in exchange for a fee equal to the excess of collected revenue over the sum of $75,000 and PVL's business expenses. Although the management services contract expired on November 28, 1997, it was renewable annually at the mutual agreement of both parties. The purchase agreement also provided the Company with the option to purchase the stock of PVL for one dollar under certain circumstances, during the period one year after the management services contract is terminated. See Note 21 to the Financial Statements.

         The contingent payments, as revised by mutual agreement in January 1997, to the Seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceeded $3,200,000, then a payment of $37,500 is to be made to the Seller. If the Collected Revenues were in excess of $3,400,000 and $3,600,000, in each year then the payment to the physician would be $137,500 and $237,500, respectively. The Company has determined that under the terms of this calculation, there is no contingent payment due for the year ending December 31, 1997.

         In January 1997, the Company reached a settlement agreement with the Seller of PVL regarding several disputes. In the terms of this agreement, the Company reduced certain future payments due to the Seller from $100,000 to $50,000, acquired ownership rights to disputed equipment, and reduced contingent payment amounts.

         Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics' accounts receivable on the date of purchase just prior to the consummation of the purchase agreement. Also, Ultrasonics assumed certain leases for equipment used by the Company and entered into new lease terms with the Company. Ultrasonics is a related party which is owned and operated by Jeff Bergman. The Company believed that the lease arrangements with Ultrasonics were for lease rates which were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases which represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company treated the excessive lease payments of $1,178,000 as a disproportionate dividend, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement with Jeff Bergman and Ultrasonics over these matters. See Note 21 to the Financial Statements.


MARKETING OF FACILITIES AND SERVICES

         As of December 31, 1997, the Company had a sales and marketing staff of fifteen (15) responsible for expanding its patient base in outpatient rehabilitation clinics, subacute and long term care facilities through referrals by physicians, industries and health maintenance organizations and increasing the number of contracts with patient care facilities served by the Company through sales visits, direct and database marketing, advertising and public relations.

         The Company continues to expand its sales and marketing activities at the local outpatient rehabilitation clinic and at the regional and corporate levels, targeting hospitals, physicians, industries, insurance companies, managed care organizations and workers' compensation carriers. The Company believes that due to increased competition, an emphasis on increased marketing initiatives are vital to further penetrate target markets, expand into new territories and increase patient flow.

         At the local outpatient rehabilitation clinic level, the facility directors for each clinic are expected to maintain relationships with existing referral sources and to establish relationships with new referral sources, typically physicians, in that clinic's geographic area. Therapists interact with referral sources on a regular basis in order to maintain personal relationships and respond to their service needs. The Company believes that being responsive to the needs of the referral sources will enhance the Company's prospects of obtaining additional referrals from such sources.

         At the regional level (which are groups of related offices and services), the Company has recognized the value of sales personnel in marketing to larger regional referral sources (multi-physician practices, industries and hospital-owned physicians) that may be in a position to refer groups of patients to the Company's facilities. Sales personnel can arrange for onsite meetings between facility directors and referral sources and also meet with case managers, employers and local community groups. Their marketing efforts are responsible for developing and expanding business relationships with all referral sources such as insurance companies, managed care organizations, and industries as well as the physicians targeted by the clinical personnel.

         At the corporate level, the Company concentrates on establishing contracts with multi-regional managed care organizations, insurance companies, employers and long term care facilities. When appropriate, the Company may consider service provider alliances in which two or more large rehabilitation organizations enter into an arrangement such that, collectively, these two organizations are able to secure a contract with a large referral source. Corporate marketing programs are effective in establishing links with larger employers and third party payors.

         The Company is aware of the growing importance of managed care organizations in controlling patient referrals and their demand for high quality, cost effective care from service providers with a regional presence. Accordingly, both its corporate and regional sales personnel devote substantial efforts to building relationships with these organizations. The Company has been able to secure contracts and establish relationships with such organizations in the past and believes that its sales and marketing efforts will allow it to acquire additional contracts from, and establish additional relationships with, managed care organizations and other referral sources in the future.

COMPETITION

         The rehabilitation industry is highly competitive and subject to continual changes in the manner in which services are delivered and in which providers are selected. The Company believes the most significant competitive factors in the rehabilitation market are quality patient care, comprehensive scope of services offered, treatment, alignment with physicians, outcome measures, convenience of rehabilitation locations to patients, regional dominance and the ability to develop and maintain relationships with referral sources such as physicians, insurance companies, industries, managed care organizations, lawyers and employers. The Company competes with many national, local and regional providers of similar rehabilitation and related services, including the outpatient rehabilitation operations of acute care hospitals, managed care organizations and other long term care rehabilitation therapy providers. Many of the Company's competitors have equal or longer histories of operations and longer term relationships with therapists and referral sources than the Company and possess greater financial, marketing, human and other resources than the Company.

         The Company also competes with other healthcare companies in acquiring rehabilitation providers. Several larger national companies with substantially greater financial resources than the Company have been actively acquiring rehabilitation providers. Certain of these companies, because of the size of their stockholders' equity, may not be affected by present or future laws limiting or prohibiting referrals by stockholders who may be referral sources. Continued competition in this area may increase the valuation of rehabilitation providers and limit the Company's ability to make future acquisitions.

         The Company also competes for the services of therapists with hospitals, nursing homes, and other outpatient rehabilitation providers and physicians' offices. Although the Company has not experienced significant difficulties in attracting and retaining qualified therapists, it is generally recognized that the demand for qualified therapists exceeds the supply. This supply shortage is beginning to abate, and expectations are that in future years there will be increasing numbers of available therapists. However, there can be no assurance that the Company will continue to be able to attract or retain sufficient therapists to meet its needs.

GOVERNMENTAL REGULATION

         General. The provision of physical therapy services and reimbursement for such services is subject to a number of federal, state and local laws, regulations and rules, some of which are very complex. The various levels of regulatory activity affect the Company's business activities by controlling its growth, requiring licensure or certification of its facilities and controlling the reimbursement to the Company for services provided.

         In the majority of states, outpatient rehabilitation facilities do not require review or approval by state regulators. States with Certificate of Need
(CON) regulations place certain limits on the expansion and acquisition of healthcare facilities. Therefore, acquisitions or expansion of existing facilities in these states may require review by state regulators. Presently, Pennsylvania (in which the majority of the Company's facilities are located) does not have a CON requirement. Licensure and certification are both regulatory activities mandated by either state or local agencies or a federal agency. Compliance with the regulatory requirements is monitored by on-site inspections by various representatives of governmental agencies. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, some of such laws, regulations and rules are broadly written and subject to little or no interpretation by courts or administrative authorities. Hence, there can be no assurance that a third-party or governmental agency will not contend that certain aspects of the Company's operations or procedures are not in compliance with such laws, regulations or rules or that state agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could be denial of the right to conduct business, significant fines and/or criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Officer of Inspector General of the Department of Health and Human Services ("HHS") has issued regulations specifying certain business arrangements and payment practices involving providers or other entities, such as the Company, which will not be considered prohibited activities. Commonly termed "safe harbor regulations," the regulations set forth certain standards which, if satisfied, will ensure that the arrangement will not be subject to criminal prosecution or civil sanctions under the fraud and abuse laws. Failure to satisfy the safe harbors in and of itself does not render an arrangement illegal. However, there can be no assurance that enforcement agencies or courts would determine that the Company is in compliance with the safe harbor regulations applicable to its current operations.

         During 1997, the Company took measures to safeguard its compliance with governmental rules and regulations by employing a clinical compliance coordinator at the corporate level who maintains responsibility for identifying, creating and effecting the appropriate policies with respect to compliance with the laws.

         One principal focus of the fraud and abuse laws has been on arrangements in which profit distributions are made by a partnership or other business venture for health-related items or services to persons making referrals to the venture. Where such arrangements exist, a question is raised as to whether the profit distributions are illegal payments in exchange for referrals. Certain safe harbors set forth criteria which, if met, will ensure that investors in business ventures for health-related items or services will not be subject to scrutiny under the fraud and abuse laws.

         One safe harbor protects profit distributions to investors made by publicly traded companies with tangible assets of more than $50 million. At present, the Company does not satisfy the asset threshold for protection under this safe harbor. Another safe harbor covers investment interests in small entities. The criteria that must be satisfied for protection under this safe harbor include, among other things, requirements that no more than 40% of the investment interests of each class of investment interests in the entity may be held by persons, or so-called "tainted investors," who are in a position to make or influence referrals (including hospitals and physicians), furnish items or services to the entity or otherwise generate business for the entity, and that no more than 40% of the entity's gross revenues may come from referrals, items, or services furnished, or business otherwise generated by "tainted investors." Unless a large percentage of the Company's Common Stock is held by "tainted investors," investments in the Company should fall within the safe harbor for investment interests. None of the Company's physical therapy activities are carried out through partnerships or other investment vehicles which are owned in whole or in part by hospitals, physicians, or other third parties which make referrals to, arrange for services by, or recommend the services of such joint ventures.

         The laws involving fraud and abuse and the safe harbor regulations are currently in a rapid state of development, and it is difficult to provide a clear analysis of the risks in this area. There can be no assurance that enforcement agencies or courts will determine that any existing arrangements comply with all applicable laws and regulations.

         Stark II. The Omnibus Budget Reconciliation Act of 1993 enacted new federal anti-referral legislation, more commonly known as "Stark II." Effective January 1, 1995, Stark II bans referrals by physicians of Medicare patients to entities for certain designated health services, including physical therapy services, if a physician or immediate family member has a financial relationship with the entity providing the service which does not meet any of the exceptions set forth in Stark II. A financial relationship is generally defined as an ownership or investment interest in or compensation arrangement with the entity, subject to certain exceptions. One exception relates to ownership of investment securities in publicly traded companies that had, at the end of its most recent fiscal year, or on average during the previous three fiscal years, stockholder equity exceeding $75 million. At present, the Company does not satisfy the asset threshold and physicians may not make referrals of Medicare patients to the Company where the physician or his or her immediate family member holds an ownership or investment in the Company. Penalties for prohibited referrals include nonpayment for services rendered pursuant to a prohibited referral, civil money penalties, and fines and possible exclusion from the Medicare programs. The Company believes it is currently in compliance with the requirements of Stark II. However, there can be no assurance that enforcement agencies or courts will determine that existing arrangements comply with all applicable laws and regulations.

         The Practice of Physical Therapy. The laws and regulations of certain states restrict the practice of medicine by corporate entities unless such corporations are professional corporations, with all shareholders being members of the profession. The continued viability of such restrictions varies among the states. In many states the applicability of the restrictions has been significantly reduced. In Pennsylvania, the state in which the majority of the Company's operations are located, numerous exceptions have substantially eroded the doctrine. Although the issue is not free from doubt, management does not believe the doctrine would be applied to the Company's Pennsylvania operations. The remainder of the Company's operations are in Ohio and West Virginia. Neither state restricts the corporate practice of physical therapy. If such restrictions were imposed on the Company, management believes that it could restructure its operations so as to be in compliance. However, such restructuring could materially adversely affect the Company and there can be no assurance that a satisfactory restructuring, under such circumstances, could be accomplished.

         Other Legislative and Regulatory Actions. The Pennsylvania legislature has enacted automobile insurance reforms which became effective in 1991 and which limit payments to providers for non-emergency services rendered to patients who suffer injuries as a result of automobile accidents. The Pennsylvania Legislature also enacted workers' compensation legislation effective September 1, 1993 which limits payments to providers for services rendered to patients with work-related injuries. The Pennsylvania Workers' Compensation Act, among other things, altered the methodology for payment of healthcare services to persons covered by workers' compensation, limiting healthcare providers to payment of no greater than 113% of the applicable governmentally imposed standard fees for medical services as determined principally under the Medicare program. If such services do not fall under the Medicare fee structure, the Pennsylvania Department of Labor and Industry establishes rates, which may not be more than 80% of the prevailing rate for such services in the area. The law also requires employees to obtain treatment from designated providers for a specified period of time and contains restrictions concerning patient referrals, similar to those established in the Medicare fraud and abuse and Stark II laws, which are designed to prevent fraud and abuse in the delivery of services to patients covered by workers' compensation insurance.

REIMBURSEMENT

         The healthcare industry is generally experiencing a trend toward cost containment as private and governmental payors seek to respond to rapidly escalating healthcare costs. One means of cost containment has been to limit reimbursement rates by capping or lowering fees or restricting the number of treatments which will be reimbursed for any given condition. Pennsylvania, as well as the other states into which the Company anticipates expanding, have fee schedules which limit the reimbursement rates under workers' compensation programs. Another cost reduction methodology is increased utilization management by third-party payors through the use of physician "gatekeepers" and other pre-certification mechanisms to control utilization of services. The Company expects that legislation and payors' fee schedules and payment methodologies will continue to limit the reimbursement of fees for various services and control access to various services, including rehabilitation services, which may have a material adverse effect on the business, financial position and results of operations of the Company.

         An increasing number of the Company's third-party payors are adopting prospective payment systems. The Company has signed provider contracts with managed care organizations, which emphasize utilization control and cost containment, and the Company's business with these managed care organizations is expected to increase significantly in the next few years. Managed care organizations either directly transfer risk to healthcare providers though capitation payment arrangements or pay for units of service on a steeply discounted basis. These factors cause significant challenges to all providers, including the Company.

         As a consequence, there can be no assurance that reimbursement for the Company's services will remain at current levels. The reduction or limitation of reimbursement levels for the Company's rehabilitation services could have a material adverse effect on the business, financial condition, and results of operations of the Company. In addition, such payors are expected to continue to develop programs designed to control or reduce the cost of healthcare services, which may have a material adverse effect on the business, financial condition and results of operations of the Company.

         Since January 1, 1996, all direct bill Medicare is being handled through one of seven certified rehabilitation agencies throughout Pennsylvania, West Virginia and Ohio. Any clinics providing Medicare services throughout the Company have been certified as extension sites of one of these agencies. In addition, patient care facilities that contract with the Company for rehabilitation therapy services and which bill Medicare directly for reimbursement of such services also must be certified. The Company believes that all of its facilities are in compliance with such certification requirements; however, the loss of the Company's Medicare certification, or the Medicare certification of a significant number of the patient care facilities with which the Company contracts could materially adversely affect the Company's ability to obtain Medicare reimbursement for services.

         Rehabilitation services provided in the Company's outpatient rehabilitation clinics are reimbursed primarily from third-party payors, which typically take longer to reimburse the Company than Medicare. Reimbursement from third-party payors is dependent in large part on the Company's timely and correct submission of claims in accordance with the varying requirements of different payors. In addition, any future expansion beyond Pennsylvania might require the Company to seek payment from a larger number of payors, which could result in longer collection cycles and increased costs of collection.

         Most third-party payors, including Highmark Blue Cross/Blue Shield, compensate the insured or a service provider, such as the Company, for physical, occupational and speech therapy at fee levels that are determined to be "reasonable and customary" for such services within a geographic area. The determination of what is "reasonable and customary" is based on "objective industry data." Reimbursement based on this criteria may be substantially less than rates the Company customarily charges and may not cover all of the Company's costs and expenses. As a result, the Company often will seek the balance of such claims, if any, as well as the portion of the claims not covered by third-party payors, directly from the patient. However, certain third-party payor agreements may prohibit the Company from billing a patient for any amount by which the Company's fees exceed those allowed by the payor. Therefore, attempting to collect fees from patients may be uneconomical in light of the associated costs, or may be prohibited by governmental regulations or contractual arrangements with third-party payors, and may be unsuccessful. Additionally, third-party payors could adopt more restrictive reimbursement schedules, which may affect the Company's profitability.

EMPLOYEES

         As of December 31, 1997, the Company had 571 employees of whom three
(3) were executive officers of the Company; 245 were licensed therapists or therapist assistants; and fifteen (15) were involved in marketing and business development. The Company also has contracts with certain independent physical, occupational and speech therapists that are utilized by the Company on an as needed or minimum number of hours per week basis.

         None of the Company's employees is represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers it relationships with its employees to be satisfactory.

          The Company's business is dependent on its ability to attract and retain qualified therapists and therapist assistants. The Company employs a variety of recruiting techniques, including employee referral, personal phone contact and follow-up, advertising, convention attendance, direct mailing, loan programs and on-site college recruiting. The Company also maintains relationships with six local physical therapy colleges and two physical therapy assistant schools. The ability of the Company to attract and retain qualified physical, occupational and speech therapists and therapist assistants is crucial to the Company's operations, and competition for therapists is intense. Therapists are in short supply and may be attracted to hospitals and other facilities that may provide predictable locations and work schedules in contrast to the nature of the Company's services at patient care facilities, which provide less predictable work schedules and changing locations. Although there can be no assurance, the Company believes that it is able to compete effectively for therapists due to its local Pennsylvania presence near several certified rehabilitation schools, provision for reimbursement for continuing education, quality reputation and attractive compensation and benefits package. In addition, the Company believes that its management philosophy appeals to many therapists because it encourages therapists to manage the operations of their respective patient care facilities or outpatient rehabilitation clinics on a semi-autonomous basis, including scheduling, treatment approaches, facility financial performance, marketing and staff retention. The Company also provides therapists with career advancement opportunities beyond the individual facility level. To date, the Company has been able to attract a sufficient number of physical, occupational and speech therapists, either as employees or as independent contractors; and although the supply shortage may diminish in future years, there can be no assurance that this trend will continue. The Company believes its future success will depend in part on its continued ability to attract and retain highly skilled employees. If the Company is unable to attract and retain a sufficient number of qualified therapists to staff all of its facilities, the Company could be materially adversely affected. The Company believes its annual turnover rate among therapists compares favorably with that of its competitors.

         In most states, physical, occupational and speech therapists, therapist assistants, certified occupational therapist assistants ("COTAs") and licensed technicians must be state licensed clinicians with clinically specific associate, baccalaureate or masters degrees. All therapists must pass a national licensure exam administered by the states. A certified physical therapy assistant provides therapy under the supervision of a physical therapist. In order to be licensed, physical therapy assistants must have an associate degree from an approved physical therapy assistant program. In addition, Pennsylvania requires physical therapy assistants to successfully complete a statewide written and practical examination. COTAs provide therapy under the supervision of an occupational therapist. In order to be certified, COTAs must also have an associate degree and have successfully completed a national certification examination. Therapists with the Company undergo an initial orientation program to familiarize themselves with the Company's policies and procedures.

LIABILITY INSURANCE

         For the year 1997, the Company maintained professional malpractice liability insurance up to $5,000,000 per incident and up to $5,000,000 in the aggregate on all of its professional employees, in addition to coverage for the customary risks inherent in the operation of healthcare facilities and businesses in general. In February 1998, the aggregate limit was increased to $7,000,000. The cost of liability insurance coverage and the availability of such coverage have varied in recent years with a trend toward higher cost. In an effort to control the cost associated with such coverage, the Company has shifted from an occurrence based policy to a claims made policy. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that its coverage will, in fact, be or continue to be available in sufficient amounts and on reasonable terms, or at all.

ITEM 2.   PROPERTIES

         As of December 31, 1997, The Company leased approximately 13,000 square feet as corporate office space at 665 Philadelphia Street, Indiana, Pennsylvania, 15701, under lease agreements extending through November 15, 2005. The Company also operated three (3) regional management offices and fifty-seven
(57) outpatient rehabilitation clinics in Pennsylvania, Ohio and West Virginia. A typical outpatient rehabilitation clinic encompasses 2,000-3,000 square feet of space and it is leased for an average term of five (5) years. Monthly rental payments range from approximately $300 to $15,000 per month, depending on the location, size, and utilities and services provided. Management continually reviews the size and adequacy of the leased properties and adjustments are made as office space needs change. Northstar also leased seven (7) fixed diagnostic sites and one (1) diagnostic management office in Pennsylvania. In addition, Northstar provided mobile diagnostic services in more than thirty-five (35) physician offices, which space the Company rents on an hourly basis.

ITEM 3.   LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may be subject to claims and legal actions, from time to time, by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition. (See Item 1, Business Liability Insurance)

         In November, 1997, a comprehensive settlement of a number of shareholder lawsuits filed in 1996 and consolidated into one action in federal court in the Western District of Pennsylvania (Butler v. Northstar, No. 96-701 W.D. Pa) was given final approval by the court. The lawsuit alleged violations of federal securities laws by the Company and certain of its former officers and directors, and an alleged scheme to disseminate false and misleading information regarding the Company. This action was described in the Company's Form 10-K filing for the fiscal year ended December 31, 1996. In December 1997, with no party having appealed the order approving the settlement, the decision became final. The settlement agreement which was approved by the court, created a settlement fund of $6.45 million, of which $5.75 million, less expenses and legal counsel fees, will be paid to those Northstar shareholders who submitted proofs of claim by December 27, 1997, which the court approves as valid claims. The Company contributed $100,000 to the $6.45 million settlement fund; the insurer on the Company's directors and officers' liability policy contributed the $1.0 million limits of coverage of that policy; and the $5.35 million balance in the fund was contributed by other defendants.

         In September 1996, the Company filed an action in federal court in Pittsburgh, seeking to recover damages from Northstar's former Chief Executive Officer and various Northstar related-parties and others (Northstar v. DeSimone, C.A. No. 96-1695, W.D. Pa.). This action was described in the Company's Form 10-K filing for the fiscal year ended December 31, 1996. Since then, in connection with the settlement of the Butler class action, Northstar has settled its claims against its former Chief Executive Officer for the sum of $600,000 which was then contributed to the settlement fund created in the Butler action. Since that settlement, Northstar has also agreed to settle its claims against another related-party and his affiliated companies (the Bergman defendants) and that settlement is in the process of being documented. Northstar's claims against the two remaining sets of defendants (the Shields and Horoszko defendants) are being prosecuted vigorously.

         In response to Northstar's suit against Mark A. DeSimone and the other defendants, Coregis Insurance Company, a professional liability insurer which insured DeSimone's former law firm, brought an action in federal court (Coregis Insurance Co. v. Ogg, Jones Cordes & Ignelzi, C.A. No. 96-2243 W.D. Pa.), seeking a declaratory judgement that Northstar's claims were not covered by the defendant's professional liability policy. Although the action named Northstar, its primary purpose was to determine the obligations of the insurance company. The main defendant was the law firm which Northstar had sued and which claimed coverage under the professional liability policy in question. The case was settled as part of the settlement of the Butler action by means of a $250,000 payment into the Butler settlement fund by the defendant law firm's professional liability insurer.

         In May 1996, a group of approximately 40 Northstar shareholders filed suit in the state court in California, (Bosco v. Northstar, C.A. No. BC 149867, Superior Court of California for Los Angeles County), which alleged violations of various California securities laws and related common law claims. Northstar and its former Chief Executive Officer, Mark A. DeSimone, and Northstar's former Chief Financial Officer, Michael J. Kulmoski, Jr. along with the Company's former auditor, Richard A. Eisner & Co., LLP were named as defendants. This action was described in the Company's Form 10-K filing for the fiscal year ended December 31, 1996. In summary, these claims arose out of the false and misleading statements concerning Northstar and its financial condition which were disseminated by the individual defendants. In November 1997, the lawsuit was settled in connection with settlement of the Butler action described above for the sum of $500,000, which was paid out of the settlement fund created in the Butler action in December 1997.

         In July 1996, Michael Kulmoski, Jr., Northstar's former Chief Financial Officer and a named defendant in both the shareholder class actions and the individual action described above, filed a demand for arbitration against Northstar (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW). In his demand for arbitration, Kulmoski, whose employment with Northstar was terminated in the summer of 1996, alleges breach of his employment agreement by Northstar and related claims, including a claim for indemnification under Northstar's by-laws in suits filed against him by Northstar shareholders. Kulmoski later agreed, however, to sever the issue of his right to indemnification from this proceeding to be decided by the courts as an ancillary issue in the Butler case. An arbitration hearing was held on November 6 and 7, 1997 on the issue of liability only, post-hearing briefs were submitted in mid-February 1998. On March 20, 1998, an arbitration panel decided that the record does not support the conclusion that Kulmoski's employment had been terminated for "cause" as defined in his employment agreement. The panel has scheduled a hearing on the issue of damages for May 1, 1998.

         In October 1997, in accordance with his agreement to have the issue of his right to indemnification for counsel fees and expenses incurred in his defense of the shareholder actions filed against him in the Butler and Bosco cases, Michael Kulmoski, Jr., filed a petition for such fees and expenses in the Butler case in which he sought an award of $69,244.02. (Kulmoski Fee Petition in Butler v. Northstar, C.A. No. 96-709, W.D. Pa.) Although Northstar had raised an issue whether Kulmoski was entitled to indemnification under its by-laws under the circumstances of these cases, in an effort to resolve this matter, Northstar agreed to confine its objections to the amount of the counsel fees and expenses claimed in the petition. In an opinion and order dated December 16, 1997, the court agreed with Northstar's objections and awarded Kulmoski $22,050.77 in counsel fees and expenses. Notwithstanding Kulmoski's agreement to submit this issue to the judge for final resolution, he has appealed the court's decision to the United States Court of Appeals for the Third Circuit.

         In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed a lawsuit against the Company itself in the Court of Common Pleas of Allegheny County, Pennsylvania for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action described above, the Company filed an Answer and Counterclaim against Ultrasonics for fraud.

         In February 1997, Thomas W. Zaucha, the current Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar stockholder consents to remove and replace the other members of the Northstar Board of Directors which at the time consisted of Messrs. Brody, Jarrett, Pesci, Smallacombe and Watson (the "Brody Board") and effectuate related changes in Northstar's bylaws (the "Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision of the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive

Officer. The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board. The proxy solicitation is described in greater detail in the Company's report on Form 8-K, dated May 8, 1997.

         In January 1997, the Company and Samuel Armfield III, M.D., the seller in the PVL transaction, reached a settlement in regard to the various claims that each had against the other, resulting from the acquisition by the Company of the stock of Vascusonics, Inc. and certain of the assets of Penn Vascular Labs, P.C.

         In January 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believes that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company has recourse against Dr. Armfield for any amounts assessed against the Company, which the Company plans to aggressively pursue, if necessary.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         On May 31, 1996, NASDAQ suspended trading in the Company's Common Stock. Prior to its suspension the Company's Common Stock was traded on the NASDAQ National Market under the symbol "NSTR". Since the suspension, the Company's Common Stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol NSTR. On March 4, 1998 the high and low sales prices for the Common Stock of the Company as reported by OTCBB were $1.125 and $1.031. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the Common Stock of the Company during the calendar periods indicated, through December 31, 1997, as reported by NASDAQ and the OTCBB.

CALENDAR YEAR AND QUARTER            HIGH             LOW
-------------------------            ----             ---

1994          First Quarter         10.375           7.875
              Second Quarter         9.125           6.750
              Third Quarter          8.250           6.250
              Fourth Quarter         7.500           4.750

1995          First Quarter          8.500           6.500
              Second Quarter         7.625           5.750
              Third Quarter          9.625           7.000
              Fourth Quarter         7.625           5.375

1996          First Quarter          6.125           2.625
              Second Quarter         5.500           1.250
              Third Quarter          3.125           1.250
              Fourth Quarter         2.000           0.750

1997          First Quarter          3.500           1.187
              Second Quarter         3.000           1.500
              Third Quarter          3.250           1.625
              Fourth Quarter         2.500           0.750

         As of December 31, 1997, the Company had approximately 1,700 holders of record, including those who hold in street name, for its Common Stock.

         The Company has not paid nor does it expect to pay in the future cash dividends on its Common Stock.

         The Company's Registrar and Transfer Agent for its Common Stock is Continental Stock Transfer and Trust Company, New York, New York.

ITEM 6.   SELECTED FINANCIAL DATA

         The information set forth below is provided only for the three years ended December 31, 1997, 1996 and 1995 because the Company and its independent public accountants cannot provide such information for any prior years due to the resignation of its previous auditors.

         The following summarizes the activity for fiscal years 1997, 1996 and 1995 (dollars in thousands, except share data):

                                                                   As of December 31,
                                            --------------------------------------------------------------
BALANCE SHEET DATA:                               1997                   1996                   1995
                                            --------------         --------------          ---------------
    Current Assets                             $  7,296               $  9,446               $  14,603
    Intangible Assets, net                       19,221                 21,132                  23,947
    Total Assets                                 29,514                 34,542                  43,355
    Current Liabilities                          29,129                 26,265                  26,584
    Long Term Debt                                2,039                  4,901                   6,288
    Total Liabilities                            31,313                 31,350                  32,988
    Total Stockholders' Equity                   (1,799)                 3,192                  10,367

                                                            Twelve Months Ended December 31,
                                            -----------------------------------------------------------------
INCOME STATEMENT DATA                             1997                   1996                   1995
                                            --------------         --------------          ---------------
    Net Revenue                                $ 32,606               $ 37,872                $ 15,771
    Gross Profit                                 16,193                 19,083                   5,131
    Operating Loss                               (3,941)                (5,956)                (11,962)
    Non-Operating Expenses                        2,279                  2,226                   1,041
    Extraordinary Loss                                -                      -                    (274)
    Net Loss                                     (5,613)                (8,947)                (13,101)
    Net Loss per Share (Basic
       and Diluted)                               (0.95)                 (1.44)                  (3.28)
    Weighted Average Number of
       Common Shares                          5,880,501              6,216,840               3,996,147
    Cash Dividends Per Common
       Share                                                -                      -                       -

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; and the uncertainties surrounding the healthcare industry in general.

OVERVIEW

The information presented in this Management's Discussion and Analysis is of a summary nature; please refer to the Financial Statements, including notes, which are included in this report.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Total Revenue

         In 1997, the Company's total revenues declined by $5,266,000, or 13.9%, from $37,872,000 for 1996 to $32,606,000 for 1997. Approximately $2,115,000 of
the decrease was the result of an agreement reached with the former owner of the Company's subsidiary, NW Rehabilitation Services, Inc., ("NWR") who severed her relationship with the Company in 1996, and retained the rights to certain of NWR's contract businesses. The Company also experienced the closure or termination of certain clinics and contracts that resulted in a decline in net patient service revenues of approximately $1,858,000. A decline in management fee revenues of approximately $1,128,000 is attributable to a change in the reimbursement of certain diagnostic services and the termination of services in unprofitable areas. The Company entered the sub-acute care business in Illinois in late 1996. These sub-acute revenues contributed approximately $370,000 in the 1997, compared to $93,000 in 1996. The Company terminated the separate sub-acute care division of the Company in Illinois in July 1997 due to its poor operating performance. The Company also opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $231,000. The remaining decrease in net patient service revenues of $673,000 is a result of a decline in net reimbursement in continuing operations for the period as a result of increased managed care penetration in the central and western Pennsylvania marketplace.

Costs of Service and Gross Profit

         Due to the decrease in total revenues, the size of the Company's workforce also decreased, which contributed to a total decrease in the Company's costs of service of $2,376,000 from $18,789,000 for 1996 to $16,413,000 for
1997, or 12.6%. As a percentage of net patient service revenue, costs of service decreased slightly during the year, from 53.6% in 1996 to 53.1% in 1997. As a result of the decline in total revenue, gross profit declined from $19,083,000 for 1996 to $16,193,000 for 1997. As a percentage of total revenue, gross profit declined slightly, from 50.4% of revenue for 1996 compared to 49.7% in 1997.

Selling, General and Administrative (SG&A) Expense

         Total SG&A expenses for the year declined $1,580,000 from $12,892,000 in 1996 to $11,312,000 in 1997. The 12.3% decrease can be attributed to increased efficiency and consolidation of the Indiana, PA and Pittsburgh, PA corporate office functions, a reduction of expenses arising from the NWR severance agreement, and a reduction of corporate office salary and consulting expenses resulting from personnel changes made in connection with the reinstatement of current management as a result of the Consent Solicitation. The Company is committed to continuing reductions in overhead expenses wherever possible by continually evaluating all administrative expenses for necessity and value.

Bad Debt Expense

         The Company incurred bad debt expense of $2,024,000 or approximately 6.5% of net patient service revenue during the 1997 versus $1,820,000 or approximately 5.2% for 1996. This increase is the result of a $400,000 bad debt reserve in the second quarter of 1997 directly attributed to a receivable for a sub-acute contract in Illinois that has been determined to be uncollectible. Without this specific reserve, bad debt expense would have been $1,624,000 for the year, or 5.3% of net patient service revenue, which is comparable to 1996.

Restructuring and Non-Recurring Items

         During 1997, certain net costs deemed non-recurring were $2,578,000 compared to $4,969,000 for 1996. A significant portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $2,277,000 for 1997, including $527,000 incurred by the Brody management team. Current management estimates that approximately $1,250,000 of the total amount of $1,750,000 incurred by Mr. Zaucha in the proxy contest was the result of additional legal fees necessitated by the hearing in Delaware in May 1997 and the appeal of that decision in August 1997, due to the refusal of the Board of Directors and management team led by Steven Brody (the"Brody Board") to recognize the vote of the shareholders and the decision of the Delaware court.

         In addition, the Company continued to incur higher than normal audit, legal and other professional fees resulting from continuing reorganization of the Company, shareholder litigation against the Company, and the Company's lawsuit against former management. Intangible assets written off for both 1997 and 1996 represented the write off of the remaining employment contracts with former employees and, in 1997, a reduction in the value of the Keystone workforce as a result of the termination and attrition of employees who had been employed by Keystone at the time of the merger in November 1995. These expenses were offset by a benefit of $2,001,000 in 1997 as the result of legal settlements and the opinion of legal counsel relating to the settlement of certain disputes which resulted in the reduction of certain accrued liabilities. Non-recurring expenses in 1997 without this benefit would have been $4,579,000.

Depreciation and Amortization

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily financing costs. Amortization of intangibles for 1997 of $1,117,000 declined by $506,000 from the 1996 total, reflecting (1) intangible asset write-offs in 1996, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company. The Company expects that amortization of intangibles will continue to decrease in 1998 as a result of additional intangible asset write-offs that occurred during 1997.

Interest and Other Non-Operating Expenses

         Interest expenses were $2,229,000 for 1997 compared to $2,130,000 for 1996. The increase can be attributed to an increase in the Company's weighted average interest rate from 1996 to 1997 due to the inability of the Company to qualify in 1997 for the lower interest rates that were available in the early part of 1996 with its senior lender, and additional interest due to the Zauchas' as a result of the Company's inability to make scheduled principal payments in a timely manner. The Company reported net other non-operating expenses of $50,000 in 1997 compared to net other non-operating expenses of $96,000 in 1996. The expense for 1996 includes $25,000 for a reduction in the value of an investment in a partnership.

Income Taxes

         The Company has recorded a benefit of $770,000 for 1997 versus an expense of $471,000 during 1996. The benefit in 1997 is a result of the amendment of prior year tax returns for loss carrybacks that resulted in significant federal and state income tax refunds that were received in 1997.

As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1997 or 1998.

Net Loss:

The net loss for 1997 was $5,613,000 compared to a loss of $8,947,000 for the same period in 1996.

1996 COMPARED TO 1995

Total Revenue

         In 1996, the Company's total revenues increased to $37,872,000 from $15,771,000 in 1995. Acquired companies, primarily Keystone Rehabilitation Systems and Penn Vascular Lab, generated approximately $25,439,000 of the increase, for which a full year's operations were included in 1996 compared to forty-five days and thirty days, respectively, in 1995. Excluding acquisitions, net patient service revenue declined by $3,338,000 reflecting extensive reorganization and the closure or termination of unprofitable clinics and contracts.

Costs of Service and Gross Profit

         The Company's costs of service increased to $18,789,000 in 1996 compared to $10,640,000 in 1995. Of the increase, $10,547,000 arose from acquired companies, with the remainder of the Company declining by $2,398,000. As the increase in total cost was proportionately less than the increase in net revenues, gross profit in 1996 rose by $13,952,000 to $19,083,000 in 1996 (50.4%
of total revenue) compared to $5,131,000 in 1995 (32.5% of total revenue). Acquired companies accounted for $14,892,000 of the increase in gross profit and the operations that existed prior to the acquisition declined by $940,000.

Selling, General and Administrative (SG&A) Expenses

         Total SG&A expenses increased to $12,892,000 in 1996 compared to $6,143,000 in 1995. As of percentage of total revenue, SG&A expenses fell from 39.0% in 1995 to 34.0% in 1996. This decrease in the percentage of net revenue represents increased efficiencies due to the merger with Keystone and consolidation of the corporate office functions.

Bad Debt Expense

         The Company incurred bad debt expense of $1,820,000 or approximately 5.2% of net patient service revenue during 1996 compared to $2,301,000 or approximately 14.9% in 1995. The 1995 provision was higher than in previous years and above the industry average due primarily to the Company writing the historical Northstar patient accounts receivable down to the net collectable amounts.

Restructuring and Non-Recurring Items

         During 1996, certain expenses deemed non-recurring expenses were $4,969,000, compared to $3,827,000 in 1995. During 1996, these costs consisted of the following: $751,000 in expenses related to the investigation of the actions of prior management; $960,000 for the writedown of intangible assets to actual value; $565,000 in legal costs related to the defense of shareholders litigation and a plaintiff suit filed against former management; $629,000 in higher than usual accounting and legal fees as a result of these issues; $292,000 in restructuring expenses; and, a loss of $1,772,000 for the writeoff of a note receivable that was collateralized with Common Stock. In 1995, these costs consisted of a write-down of intangible assets of $3,421,000 and corporate reorganization costs of $406,000.

Depreciation and Amortization Expense

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for 1996 was $1,623,000 compared to $1,193,000 for 1995,and depreciation and amortization was $635,000 in 1996 compared to $173,000 in 1995. These increases were due primarily to the impact of amortization of intangible assets and the depreciation and amortization of property and equipment recorded in conjunction with the Keystone acquisition in November 1995.

Interest Expense

         Interest expense of $2,130,000 for 1996 represented an increase of $1,297,000 over 1995, most of which was attributable to increased borrowing costs arising from debt used to finance acquisitions.

Extraordinary Loss and Income Taxes

         The extraordinary loss of $274,000 for 1995 arose from write-offs of deferred financing costs for the early extinguishment of debt during that year. The income tax benefit of $236,000 for 1995 was primarily due to refunds arising from carry-backs of losses to prior years. The Company recorded a tax liability of $471,000 for 1996 due to anticipated state income and franchise taxes on some of its profitable subsidiaries.

Net Loss

         The net loss for 1996 was $8,947,000 compared to $13,101,000 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior lender relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company is currently engaged in negotiations with Cerberus to reach a mutually agreeable restructuring of this debt. In addition, the Company has other obligations, including obligations incurred in the Keystone merger with the Zaucha's and professional fees with legal and other professional services firms that it is currently unable to pay. The Company is attempting to reach payment agreements with all of these parties; however, there is no assurance that it will be able to do so on mutually agreeable terms.

        During 1997, the cash provided by operations was $1,005,000 versus $2,481,000 of cash provided by operations during 1996. This change in cash provided from operations can be attributed to a number of items, but is primarily the result of a decrease in accounts payable of only $353,000 during 1997 as opposed to a decrease of $1,592,000 during 1996.

         The Company also expended less money on investing activities in 1997 versus that expended during 1996. The net cash used in investing activities declined from $349,000 in 1996 to $304,000 in 1997 resulting primarily from the repayment to the Company of deposits and loans.

         The Company also had a significant change in its cash used in financing activities. During 1996, the Company had a net usage of $6,255,000 during the year. This total was used to:

o Pay $5,100,000 of a note due to Thomas Zaucha and the Zaucha Family Limited Partnership as a result of the Keystone acquisition; and

o Make payments of approximately $1,566,000 that were used to amortize long term debt and other obligations of the Company.

     The net figure presented above also includes a $400,000 cash inflow during the first quarter of 1996 resulting from a direct borrowing on the Company's line of credit with its senior creditor.

         During 1997, the Company made net debt payments of $1,041,000, which were primarily scheduled debt and lease payments as well as to pay debts owed to former owners and managers of the Company. In addition, the Company paid approximately $202,000 to minority interest holders in companies controlled by Northstar and $665,000 under contractual obligations with certain employees. During 1997, the Company made no additional material borrowings under any debt arrangements.

SUMMARY

         The Company is presently experiencing a severe liquidity crisis as a result of the expenses related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; continuing operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations in the forseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

         In response to these developments, the Company has terminated its separate sub-acute care division in Illinois which had incurred significant operating losses and experienced a high rate of uncollectible receivables, and has focused its efforts on improving the performance of it's core physical therapy and rehabilitation businesses. To this end, the Company has formed a corporate administrative function that encompasses sales, marketing, recruitment, provider relations, managed care services and clinical compliance to support the day-to-day operations of all subsidiaries of the Company. The Company has also announced it's decision to withdraw from the mobile diagnostic industry so that management can focus on the core rehabilitation business. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible. The expenses associated with the Company's 1997 proxy fight have ended, and the Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection therewith. While the Company is currently in default of its obligations under its Credit Agreement, it has been actively engaged in negotiations with Cerberus that the Company expects will lead to the execution of a permanent restructuring of its debt.

         There can be no assurance that the Company will be successful in raising additional equity or other capital, or that it will be in a position to do so on terms that will not significantly dilute the equity interest of the Company's existing stockholders. The Company is not currently eligible to utilize Form S-3 to register offerings of securities under the Securities Act of 1933, and its shares are not currently listed on either the NASDAQ National Market or the NASDAQ Small Cap Market. These circumstances could adversely affect the Company's ability to attract additional equity capital.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), the objective of which is to report and disclose a measure ("comprehensive income") of all changes in equity of a company that result from transactions with owners. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131), which requires use of the "management approach" model for segment reporting. The management approach model is based on the way company management organizes segments within the Company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" (SFAS No. 132), which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for financial statements issued for periods beginning after December 15, 1997. The Company will adopt SFAS No.
132 in 1998.

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company has determined that it will not be required to replace significant portions of its software in order for its computer systems to properly utilize dates beyond December 31, 1999. The Company presently believes that if any modifications are required, they will be insignificant in scope and cost.

         The Company has initiated formal communications with its significant payors and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. Currently, the Company does not believe the failure of such third parties to remediate their own Year 2000 Issue will have a material adverse effect on the Company. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         To the extent that the Company's computer systems need to be modified to remediate any Year 2000 Issue, the Company plans to complete such remediation by December 31, 1998. The Company's assessment of its Year 2000 Issue is based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that management's assessment that the Company's Year 2000 Issue is insignificant is correct.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is set forth as exhibits beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In March 1996, the Company's auditors, KPMG Peat Marwick ("KPMG"), who had been appointed in late 1995, resigned prior to completing an audit of Northstar, citing concerns related to the management of the Company that had been in place prior to the merger with Keystone in November 1995. KPMG advised the Company that (1) internal controls were not sufficient for preparation of reliable financial statements; (2) information had come to their attention which made them unwilling to rely on management's representations and unwilling to be associated with the financial statements prepared by management; and (3) the scope of the audit should be expanded significantly, and that information had come to their attention that, if further investigated, might materially impact the fairness or reliability of previously issued financial statements. As a result, the Company's Form 10-K for the year ended

December 31, 1995 was not filed timely. The Company retained Arthur
Andersen LLP as its auditors, and Arthur Andersen completed the audit of the Company for the years ended December 31, 1997, 1996 and 1995. (See Note 1 to the Financial Statements)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors

         The information required by this item is set forth under the caption "Directors and Executive Officers of the Company" in definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the "definitive Proxy Statement") to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is set forth under the caption "Executive Compensation" in definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is set forth under the caption "Security Ownership and Certain Beneficial Ownership" in definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is set forth under the caption "Certain Relationships and Related Transactions" in definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A)       1.   FINANCIAL STATEMENTS

         The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.


                                                                               Page
                                                                               ----
         Report of Independent Public Accountants                               F-1

         Consolidated Balance Sheets
                  as of December 31, 1997and 1996                               F-2

         Consolidated Statements of Operations
                  for the years ended December 31, 1997, 1996 and 1995          F-4

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1997, 1996 and 1995          F-5

         Consolidated Statements of Cash Flows
                  for the years ended December 31, 1997, 1996 and 1995          F-7

         Notes to Consolidated Financial Statements                             F-9

         Schedule II - Valuation and Qualifying Accounts
                  for  the years ended December 31, 1997, 1996 and 1995         F-34

         Report of Independent Public Accountants
                  On Financial Statement Schedule                               F-35


2.       EXHIBITS

(B)      REPORTS ON FORM 8-K

  99 The Company filed a Form 8-K report dated February 21, 1997. The item listed was Item 5, Other Events; Item 7(c), Exhibits.

         The Company filed a Form 8-K report dated May 8, 1997. The item listed was Item 1, Changes in Control of Registrant; Item 7(c), Exhibits. This exhibit, previously filed on May 15, 1997 with the Company's 10-Q Quarterly Report, is hereby incorporated by reference.

         The Company filed a Form 8-K report dated August 1, 1997. The items listed were Item 1, Changes in Control of Registrant; Item 5, Other Events and Item 7(c), Exhibits. This exhibit, previously filed on August 14, 1997 with the Company's 10-Q Quarterly Report, is incorporated by reference.

         The Company filed a Form 8-K report dated August 14, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits. This exhibit, previously filed on November 14, 1997 with the Company's 10-Q Quarterly Report, is incorporated by reference.

         The Company filed a Form 8-K report dated September 10, 1997. The items listed were Item 5, Other Events and Item 7(c), Exhibits. This exhibit, previously filed on November 14, 1997 with the Company's 10-Q Quarterly Report, is incorporated by reference.

(C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         The following exhibits required by Item 601 of Regulation S-K are set forth in the following list and are filed either by incorporation or by reference from previous filings with the Securities and Exchange Commission or by attachment to this Form 10-K.

 3.1 Articles of Incorporation of Northstar Health Services, Inc., as filed in the state of Delaware, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

 3.2 Bylaws of Northstar Health Services, Inc., filed as an exhibit to the Company's 10-Q Quarterly Report dated August 14, 1997, is incorporated by reference.

 4.1     1997 Stock Option Plan

10.1 Employment Agreement dated September 1, 1997, between Northstar Health Services, Inc. and Lisa S. Guarino, filed as an exhibit to the Company's 10-Q Quarterly Report dated November 14, 1997, is incorporated by reference.

10.2 Forbearance Agreement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co. signed May 31, 1996, filed as an exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996, is incorporated by reference.

10.3 Forbearance Agreement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co., dated August 18, 1997.


10.4 Extension Supplement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co. dated August 29, 1997.

10.5 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co. dated October 1, 1997.

10.6 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co. dated November 12, 1997.

10.7 Assignment and Acceptance Agreement between Northstar Health Services, Inc. and Cerberus Partners, LP, dated September 8, 1997.

10.8 Advisory Agreement between Northstar Health Services, Inc. and Commonwealth Associates dated June 9, 1997.

10.9 Robert J. Smallacombe Independent Consultant Contract with Northstar signed January 20, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996, is incorporated by reference.

10.10    Employment Agreement between Northstar Health Services, Inc. and David
         D. Watson, filed as an exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1996, is incorporated by reference.

16.1 KPMG Peat Marwick Letter of Resignation dated March 25, 1996, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, is incorporated by reference.

20.1 Termination and Mutual Release Agreement between Northstar Health Services, Inc. and John A. Lombardi, dated November 4, 1997.

20.2 Settlement Agreement and Mutual Release Agreement between Northstar Health Services, Inc. and Steven N. Brody, dated November 24, 1997.

21       SUBSIDIARIES OF THE REGISTRANT

27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.

                                           NORTHSTAR HEALTH SERVICES, INC.

                                           By: /s/ Thomas W. Zaucha
                                               -------------------------------
                                               Thomas W. Zaucha, Chairman, CEO,
                                               President and Director
                                               (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                           Title                                     Date
              ---------                           -----                                     ----

/s/ Lisa S. Guarino                 Executive Vice President, Chief Financial           March 31, 1998
----------------------------        Officer and Treasurer
                                    (Principal Accounting and Financial Officer)

/s/ Lawrence F. Jindra, MD          Director                                            March 31, 1998
----------------------------

/s/ James H. McElwain               Director                                            March 31, 1998
----------------------------

/s/ Mark G. Mykityshyn              Director                                            March 31, 1998
----------------------------

/s/ Roger J. Reschini               Director                                            March 31, 1998
----------------------------

/s/ David B. White                  Director                                            March 31, 1998
----------------------------


Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a) 1. Financial Statements

The financial statements, together with the report thereon of the Company's independent accountants, are included in this report on the pages listed below.

Financial Statements                                                           Page
--------------------                                                           ----
         Report of Independent Public Accountants                               F-1

         Consolidated Balance Sheets
              as of December 31, 1997 and 1996                                  F-2

         Consolidated Statements of Operations
              for the years ended December 31, 1997, 1996 and 1995              F-4

         Consolidated Statements of Stockholders' Equity
              for the years ended December 31, 1997, 1996 and 1995              F-5

         Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995              F-7

         Notes to Consolidated Financial Statements                             F-9

         Schedule II - Valuation and Qualifying Accounts
              for the years ended December 31, 1997, 1996 and 1995              F-34

         Report of Independent Public Accountants
              on Financial Statement Schedule                                   F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Northstar Health Services, Inc.:

     We have audited the accompanying consolidated balance sheets of Northstar Health Services, Inc, (a Delaware corporation and the Company) and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northstar Health Services, Inc. and Subsidiaries at December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered significant losses from operations, has a net capital deficiency, has not paid all creditors on a timely basis and is not meeting its contractual obligations with regard to debt principal and interest payments and certain financial covenants which the lender has not waived. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                          Arthur Andersen LLP

Pittsburgh, Pennsylvania,
    March 23, 1998

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)


                           A S S E T S                       December 31,    December 31,
                           -----------                           1997            1996
                                                             ------------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                   $   657         $ 1,607
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 1,341 and $ 2,015, respectively                      5,818           6,098
       Management fees                                              501             766
       Miscellaneous                                                158             244
    Prepaid expenses and other current assets                       162             731
                                                                -------         -------
    Total current assets                                          7,296           9,446
                                                                -------         -------

PROPERTY AND EQUIPMENT, net (Notes  5, 6 and 10)                  2,814           3,682

INTANGIBLE ASSETS, net (Note 4)                                  19,221          21,132

OTHER ASSETS                                                        183             282
                                                                -------         -------
TOTAL ASSETS                                                    $29,514         $34,542
                                                                =======         =======


              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                    (Dollars in Thousands, Except Share Data)


                   LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,       December 31,
                   ------------------------------------                              1997               1996
                                                                                 ------------       ------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Notes 6, 7, 10, and 12)
       Senior Debt                                                                  $ 14,083          $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                             2,932             1,285
       Other debt                                                                      1,206             1,893
    Accounts payable                                                                   2,401             2,048
    Accrued expenses (Note 8)                                                          7,476             5,323
    Contractual obligations to employees (Note 16)                                     1,031             1,633
                                                                                    --------          --------
    Total current liabilities                                                         29,129            26,265
                                                                                    --------          --------
LONG-TERM DEBT (Notes 6, 7, 10, and 12)
    Thomas Zaucha and Zaucha Family Limited Partnership                                1,757             3,183
    Other debt                                                                           282             1,718
                                                                                    --------          --------
                  Total long term debt                                                 2,039             4,901

MINORITY INTEREST (Note 3)                                                               145               184
                                                                                    --------          --------
    Total liabilities                                                                 31,313            31,350
                                                                                    --------          --------
STOCKHOLDERS' EQUITY (Notes 3, 6, 9, 12 and 13) Preferred stock,
    par value $.01 per share, 1,000,000 shares authorized, none issued                    --                --
    Common stock, par value $.01 per share, 10,000,000 shares authorized;
       6,337,988 and 6,229,718 shares issued at December 31, 1997 and
       1996, respectively                                                                 63                62
    Additional paid-in capital                                                        26,388            26,208
    Warrants outstanding                                                               2,392             1,951
    Retained deficit                                                                 (30,189)          (24,576)
    Less: Treasury stock, 362,564 shares in 1997 and 1996, at cost                      (453)             (453)
                                                                                    --------          --------
    Total stockholders' (deficit)/ equity                                             (1,799)            3,192
                                                                                    --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 29,514          $ 34,542
                                                                                    ========          ========





              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                   (Dollars in Thousands, Except Share Data)


                                                                       1997            1996            1995
                                                                    ----------      ----------      ----------
REVENUE:
   Net patient service revenue                                      $   30,903      $   35,041      $   15,424
   Management fee revenue                                                1,703           2,831             347
                                                                    ----------      ----------      ----------
            Total revenue                                               32,606          37,872          15,771

COSTS OF SERVICE                                                        16,413          18,789          10,640
                                                                    ----------      ----------      ----------
       Gross profit                                                     16,193          19,083           5,131

OPERATING EXPENSES:
    Selling, general and administrative expenses                        11,312          12,892           6,143
    Bad debt expense                                                     2,024           1,820           2,301
    Restructuring and other non-recurring items (Note 9)                 2,578           4,969           3,827
    Impairment of long-lived assets (Note 4)                                --              --           3,050
    Amortization of intangibles (Note 4)                                 1,117           1,623           1,193
    Depreciation and amortization                                          561             635             173
    Management fee expenses                                              2,542           3,100             406
                                                                    ----------      ----------      ----------
           Total operating expenses                                     20,134          25,039          17,093
                                                                    ----------      ----------      ----------

OPERATING LOSS                                                          (3,941)         (5,956)        (11,962)

NON-OPERATING EXPENSES:
    Interest expense, net                                                2,229           2,130             833
    Other expense, net                                                      50              96             208
                                                                    ----------      ----------      ----------
             Total non-operating  expenses                               2,279           2,226           1,041
                                                                    ----------      ----------      ----------

LOSS BEFORE INCOME TAXES                                                (6,220)         (8,182)        (13,003)

INCOME TAXES (Note 14)                                                    (770)            471            (236)
                                                                    ----------      ----------      ----------
LOSS BEFORE MINORITY INTEREST AND EXTRAORDINARY LOSS                    (5,450)         (8,653)        (12,767)

MINORITY INTEREST                                                          163             294              60
                                                                    ----------      ----------      ----------
LOSS BEFORE EXTRAORDINARY LOSS                                          (5,613)         (8,947)        (12,827)

EXTRAORDINARY LOSS                                                          --              --            (274)
                                                                    ----------      ----------      ----------
NET LOSS                                                            $   (5,613)     $   (8,947)     $  (13,101)
                                                                    ==========      ==========      ==========

EARNINGS PER SHARE:
Basic and diluted earnings:
     Loss before extraordinary loss                                 $    (0.95)     $    (1.44)     $    (3.21)
     Extraordinary loss                                                     --              --           (0.07)
                                                                    ==========      ==========      ==========
Net Loss Per Share                                                  $    (0.95)     $    (1.44)     $    (3.28)
                                                                    ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS (Basic
    and Diluted)                                                     5,880,501       6,216,840       3,996,147
                                                                    ==========      ==========      ==========





              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Dollars in Thousands)

                                          Common Stock         Common Shares Issuable    Additional
                                      ---------------------    ----------------------      Paid-in      Warrants
                                      Shares Issue   Amount      Shares       Amount       Capital     Oustanding
                                      ------------   ------      ------       ------       -------     ----------
BALANCE, December 31, 1994,
as restated                              2,600,000     $26       20,378      $   127      $  5,705      $  342
  Issuance of Common Stock in
    secondary offering                   2,012,500      20           --           --        10,678          --
  Issuance of stock for
    acquisitions (Note 3)                  200,591       2           --           --         1,678          --
  Shares issuable for
    acquisitions (Note 3)                       --      --      944,352        5,591            --          --
  Issuance of shares issuable               20,378      --      (20,378)        (127)          127          --
  Issuance of Common Stock in
    exchange for salary reduction           30,000      --           --           --           198          --
  Interest accrued                              --      --           --           --            --          --
  Warrants issued in connection
    with bank financing                         --      --           --           --            --         703
  Issuance of warrants for
    consulting services                         --      --           --           --            --         220
  Issuance of warrants to
    Underwriter                                 --      --           --           --          (686)        686
  Compensatory stock options
    issued                                      --      --           --           --           358          --
  Disproportionate dividend (Note 3)            --      --           --           --            --          --
  Reclassification of note
    receivable for new collateralization
    by Common Stock                             --      --           --           --            --          --
  Issuance of common shares and
    collateralized note receivable
    (Note 3)                               362,564       4           --           --         2,146          --
  Exercise of stock options                 59,333       1           --           --           422          --
  Net Loss                                      --      --           --           --            --          --
                                         ---------     ---     --------      -------      --------      ------

BALANCE, December 31, 1995               5,285,366      53      944,352        5,591        20,626       1,951
 Issuance of shares issuable
    (Note 3)                               944,352       9     (944,352)      (5,591)        5,582          --
 Receipt of Common Stock as
    Treasury stock through
    surrender of a note
    receivable (Note 3)                         --      --           --           --            --          --
    Write off of uncollectible
    notes receivable                            --      --           --           --            --          --
  Net Loss                                      --      --           --           --            --          --
                                         ---------     ---     --------      -------      --------      ------

BALANCE, December 31, 1996               6,229,718      62           --           --        26,208       1,951
  Issuance of Common Stock                 108,270       1           --           --           180          --
  Issuance of warrants for
  consulting services                           --      --           --           --            --         441
  Net Loss                                      --      --           --           --            --          --

                                         ---------     ---     --------      -------      --------      ------
BALANCE, December 31, 1997               6,337,988     $63           --           --      $ 26,388      $2,392
                                         =========     ===     ========      =======      ========      ======


              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Dollars in Thousands)



                                                              Treasury Stock
                                             Retained        ---------------     Notes
                                             (Deficit)       Shares   Amount   Receivable     Total
                                             ---------       ------   ------   ----------     -----
BALANCE, December 31, 1994, as
     restated                               $ (1,350)          --       --     $   (30)     $  4,820
  Issuance of Common Stock in
    secondary offering                            --           --       --          --        10,698
  Issuance of stock for
    acquisitions (Note 3)                         --           --       --          --         1,680
  Shares issuable for
    acquisitions (Note 3)                         --           --       --          --         5,591
  Issuance of shares issuable                     --           --       --          --            --
  Issuance of Common Stock in
    exchange for salary reduction                 --           --       --          --           198
  Interest accrued                                --           --       --          (7)           (7)
  Warrants issued in connection with
    bank financing                                --           --       --          --           703
  Issuance of warrants for
    consulting services                           --           --       --          --           220
  Issuance of warrants to
    Underwriter                                   --           --       --          --            --
  Compensatory stock options issued               --           --       --          --           358
  Disproportionate dividend (Note 3)          (1,178)          --       --          --        (1,178)
  Reclassification of note receivable
    for new collateralization by
    Common Stock                                  --           --       --         (38)          (38)
  Issuance of common shares and
    collateralized note receivable
    (Note 3)                                      --           --       --      (2,150)           --
  Exercise of stock options                       --           --       --          --           423
  Net Loss                                   (13,101)          --       --          --       (13,101)
                                            --------      -------     ----     -------      --------

BALANCE, December 31, 1995                   (15,629)          --       --      (2,225)       10,367
  Issuance of shares issuable
     (Note 3)                                     --           --       --          --            --
  Receipt of Common Stock as
     treasury stock through
     surrender of a note
     receivable (Note 3)                          --      362,564      453       2,150         1,697
  Write off of uncollectible
     notes receivable                             --           --       --          75            75
  Net Loss                                    (8,947)          --       --          --        (8,947)
                                            --------      -------     ----     -------      --------

BALANCE, December 31, 1996                   (24,576)     362,564      453          --         3,192
  Issuance of Common Stock                        --           --       --          --           181
  Issuance of warrants for
     consulting services                          --           --       --          --           441
  Net Loss                                    (5,613)          --       --          --        (5,613)
                                            --------      -------     ----     -------      --------
BALANCE, December 31, 1997                  $(30,189)     362,564     $453     $    --      $ (1,799)
                                            ========      =======     ====     =======      ========

              The accompanying notes are an integral part of these
                              financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                                         1997         1996          1995
                                                                             -------      -------      --------
    Net loss                                                                 $(5,613)     $(8,947)     $(13,101)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                        3,255        4,293         1,781
          Impairment of long-lived assets                                         --           --         3,050
          Loss on early extinguishment of debt                                    --           --           274
          Legal settlements                                                   (2,001)          --            --
          Provision for doubtful accounts                                      2,020        1,820         2,301
          Loss on note receivable collateralized by common stock                  --        1,772            --
          Loss on write off of investment                                         --           25            --
          Interest on discounted obligation                                      223          241            --
          Deferred income taxes                                                   --           --          (128)
          Loss on sale of equipment                                               66           47            16
          Provision for increase in contractual obligations to employees          63          262            --
          Compensation expense related to options and warrants                   441          113           570
          Minority interest                                                      163          294            61
          Change in current assets and liabilities-
              (Increase)/decrease in receivables                              (1,392)        (912)           36
              Decrease/(increase) in other current assets                        569          126          (218)
              Increase/(decrease) in accounts payable                            353        1,592          (212)
              Increase in accrued expenses                                     2,858        1,755           789
                                                                             -------      -------      --------
                  Net cash provided/(used) by operating activities             1,005        2,481        (4,781)
                                                                             -------      -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                            --          (10)      (13,124)
    Earn-out payments on prior period acquisitions                                --           --          (617)
    Capital expenditures                                                        (434)        (345)         (420)
    Deposits, loans and investments                                               99          (12)          (33)
    Other investing activities                                                    --           --          (668)
    Proceeds from sale of equipment                                               31           18             3
                                                                             -------      -------      --------
                  Net cash used in investing activities                         (304)        (349)      (14,859)
                                                                             -------      -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                        181           --        10,699
   Payments on long-term debt                                                 (1,041)      (1,566)      (15,695)
   Debt issuance and organization costs                                           --           --          (729)
   Payment of acquisition note to Thomas Zaucha                                   --       (5,100)           --
   Stock options exercised                                                        --           --           457
   Payments of contractual obligations to employees                             (665)         (79)           --
   Distributions to minority interests                                          (202)        (226)          (57)
   Borrowings on long-term debt                                                   76          716        30,045
                                                                             -------      -------      --------
                  Net cash (used)/provided by financing activities            (1,651)      (6,255)       24,720
                                                                             -------      -------      --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                            (950)      (4,123)        5,080

CASH AND CASH EQUIVALENTS, beginning balance                                   1,607        5,730           650
                                                                             -------      -------      --------

CASH AND CASH EQUIVALENTS, end balance                                       $   657      $ 1,607      $  5,730
                                                                             =======      =======      ========

              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Thousands)


                                                                             1997      1996       1995
                                                                            ------    ------     ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                               $1,520     $821     $1,018
Income taxes paid                                                               41      216        494

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                   $   43     $395     $1,467
Issuance of stock for acquisition                                               --       --      1,680
Shares issuable for acquisition                                                 --       --      5,591
Issue warrants to bank as debt related                                          --       --        703
Issue note receivable and related common shares collateralizing note            --       --      2,150
Issuance of Common Stock in exchange for salary reduction                       --       --        198
Issuance of Common Stock warrants for services                                 441       --        886
Notes payable issued in connection with the acquisitions                        --       --      9,618
Treasury stock received through surrender of note receivable collateral         --      453         --





              The accompanying notes are an integral part of these
                             financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS ORGANIZATION AND SIGNIFICANT EVENTS:

Nature of Operations

     Northstar Health Services, Inc. (Northstar or the Company) is a regional provider of physical rehabilitation and other health care services, including diagnostic testing, in Pennsylvania and adjacent states, providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of rehabilitation therapy are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the ability to perform basic activities, including communication. The Company provides these services primarily through outpatient rehabilitation clinics and under contractual arrangements with other patient care facilities, such as nursing homes and hospitals. The term "Company" means, unless otherwise indicated, the Company and its subsidiaries and their respective predecessors.

Trading of Common Shares

     On May 18, 1995, the Securities and Exchange Commission (the Commission) declared effective a registration statement on Form SB-2 originally filed by the Company on March 31, 1995. The registration statement registered with the Commission, among other things, the offer and sale of 1,750,000 shares of Common Stock (the Public Offering). A closing on the Public Offering was held on May 26, 1995. On June 8 and June 15, 1995, the underwriters of the Public offering exercised their over-allotment option to purchase an aggregate of 262,500 shares of Common Stock. The net proceeds of approximately $10,000,000 from the Public Offering, and the exercise of the over-allotment option, were used to finance acquisitions, repay certain of the Company's short-term indebtedness, pay certain expenses of the Company's Public Offering not paid at closing and for other general corporate purposes, including working capital.

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

Stockholders' Suits

     Following the resignation of KPMG, while the Company was conducting its investigation and before the Company filed its suit as discussed below, the Company was named in suits filed by groups of stockholders. See Note 20 for a discussion of the settlement of this litigation.

Company's Suit

     Based upon the investigation completed by special independent legal counsel, the Board of Directors voted to pursue legal actions against the Company's former Chairman of the Board; certain former employees; the predecessor auditors of the Company (for years prior to 1995), Richard A. Eisner & Company; and certain other individuals and entities who were allegedly involved in improper actions and diversion of funds to other entities. A complaint was filed in the Western District of Pennsylvania United States District Court on September 12, 1996. See Note 20 for a further discussion of the settlement of this litigation.

Consent Solicitation

     In February 1997, Thomas W. Zaucha, the current and then Chairman of the Board of Directors and Chief Executive Officer of the Company, commenced a solicitation of Northstar shareholder consents to remove and replace the other members of the Northstar Board of Directors and effectuate related changes in Northstar's bylaws (the "Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the

Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision by the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer.

     The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board. See Note 9 regarding related legal costs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

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

Industry Risks

     The healthcare industry in the United States continues to experience significant change even without passage of comprehensive legislative reform at the federal level. The primary force for change in today's competitive marketplace continues to be the consolidation and increased efficiency in healthcare delivery and financing.

     An increasing number of the Company's third-party payors are adopting prospective payment systems. The Company has signed provider contracts with managed care organizations, which emphasize utilization control and cost containment, and the Company's business with these managed care organizations is expected to increase significantly in the next few years. Managed care organizations either directly transfer risk to healthcare providers through capitation payment arrangements or pay for units of service on a steeply discounted basis. These factors cause significant challenges to all providers, including the Company.

Net Patient Service Revenue

     The Company has agreements with certain third-party payors that provide for payments to the Company at amounts different from its established fee schedules.

     Services rendered to Medicare program beneficiaries are paid based on a cost reimbursement methodology subject to cost limitations. The Company is reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's Medicare cost reports have been audited with final settlements determined by the Medicare fiscal intermediary through December 31, 1995 for all providers. Any normal recurring types of changes arising from audit or settlement after the close of the fiscal year are reflected in subsequent years' net patient service revenue.

     The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates and discounts from established charges. Certain of these contracts provide capitation terms whereby the Company receives a sum of money per covered member within the certain insurance plan and in return the Company agrees to provide all of the rehabilitation and certain diagnostic testing which is deemed medically necessary for these plan members. In addition to the payments from the insurance organizations, the Company may, depending on the coverage circumstances, collect co-payment amounts directly from patients for each event of service.

     The Company grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1997 and 1996, was as follows:

                                                            1997    1996
                                                            ----    ----
Workers' compensation                                        30%     31%
Other third-party payors                                     24      20
Blue Cross, Blue Shield & related managed care products      21      16
Contracts with nursing homes and other such providers        12      15
Medicare                                                     10      14
Self-pay patients                                             3       3
Medicaid                                                     --       1
                                                            ===     ===
                                                            100%    100%
                                                            ===     ===

     The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, requirements of government healthcare program participation, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations of fraud and abuse statutes and regulations by healthcare providers. Violations of these laws and regulations could result in expulsion from government healthcare programs together with imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse as well as other government laws and regulations. While the Company is not aware of any current violations, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

Management Fees

     The Company manages, on a contract basis, a mobile diagnostics business. Also, during a portion of 1996 and 1997, the Company managed a physician practice, which was discontinued in June 1997. In conjunction with these contracts, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The management fees and related expenses are presented in the Revenue and Operating Expenses sections of the Consolidated Statements of Operations.

Insurance

     The Company presently insures against malpractice with independent third-party insurers utilizing claims-made policies, and workers' compensation risks with independent third-party insurers or state Workers' Compensation insurance funds, where required.

Cash and Cash Equivalents

     All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

     The Company's property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. Most non-leased depreciable assets have estimated useful lives in the range of five to seven years.

     Upon disposal of property items, the asset and related accumulated depreciation accounts are relieved of the amounts recorded therein for such items, and any resulting gain or loss is reflected in income.

Deferred Costs

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

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This accounting pronouncement requires that long-lived assets and identifiable intangibles to be held and used by an entity are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

     The Company chose early adoption of this accounting pronouncement as of December 31, 1995. In accordance therewith, as of December 31, 1995, the then current management believed that certain actions of the DeSimone management team led to the litigation discussed in Note 1, and other circumstances occurred that indicated that the remaining balance of intangible assets may not be recoverable. Thus, as these factors have indicated that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these intangible assets are recoverable. The Company's evaluations have resulted in adjustments to goodwill, non-compete and employment agreements. See Note 4.

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

Earnings Per Common Share

     During the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share". Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

     As discussed in Note 3, additional shares are potentially issuable to the Shareholders as defined therein. These additional shares were also excluded from the diluted earnings per share calculations as the Company has not determined if these shares will be issued and due to their antidilutive effect.

     The following table reflects the calculation of earnings per share under SFAS No. 128:

                                                  For the year ended December 31,
                                              1997             1996              1995
                                           -----------      -----------      -----------
Basic earnings per share:
   Net loss                                    $(5,613)         $(8,947)        $(13,101)
   Average shares outstanding                5,880,501        6,216,840        3,996,147
   Loss per share                               $(0.95)          $(1.44)          $(3.28)
Diluted earnings per share:
   Net loss                                    $(5,613)         $(8,947)        $(13,101)
   Average shares outstanding                5,880,501        6,216,840        3,996,147
   Shares issuable for Keystone merger              --               --               --
   Stock warrants                                   --               --               --
   Stock options                                    --               --               --
                                           -----------      -----------      -----------
   Diluted average shares outstanding        5,880,501        6,216,840        3,996,147
   Loss per share                               $(0.95)          $(1.44)          $(3.28)

     Options to purchase 1,187,758, 681,200, and 581,980 were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and due to the loss position of the Company for these years.

3. MERGERS, ACQUISITIONS AND JOINT VENTURE AGREEMENTS:

Keystone Rehabilitation Systems, Inc. (Keystone)

     On November 15, 1995, NSK Merger Corp., a newly-formed subsidiary of the Company, was merged with and into Keystone (a Pennsylvania corporation). Prior to this merger (the "Merger"), Keystone was the largest privately held rehabilitation company in Pennsylvania, providing services in physical, occupational and speech therapy, including sports rehabilitation and work hardening in outpatient clinics, as well as in patient care facilities, located throughout Pennsylvania and in New York, Ohio and West Virginia.

     As consideration for the Merger, the shareholders of Keystone, Thomas W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders"), received the following: (a) $2,500,000 in cash; (b) a Time Note due January 3, 1996, in the aggregate principal amount of $5,100,000; (c) a five-year, interest free Term Note in the aggregate principal amount of $2,625,000; (d) the agreement by the Company to issue, on January 3, 1996, a three-year, 6% Term Note in the aggregate principal amount of $2,400,000 (the Three-Year Note); and (e) the agreement by the Company to issue to the Shareholders, on January 3, 1996, an aggregate of 944,352 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company (the "Stock Consideration"). The debt issued in this acquisition was discounted using current market rates. See Note 6.

     In connection with the Merger, the Company (i) guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997; (ii) agreed to seek necessary stockholder approval to allow the Three-Year Note to be converted into Common Stock at the conversion price of $5.93 per share and to pay any guaranteed amount in additional shares of Northstar Common Stock based on the trading price of the Common Stock at the time of issuance; and (iii) issued a five-year interest-free note to David D. Watson, Keystone's Chief Operating Officer and Executive Vice President, in the aggregate principal amount of $375,000, in release of any interest Mr. Watson might have had in Keystone. Similar to the debt in the preceding paragraph, this obligation to Mr. Watson was discounted using the Company's current borrowing rate.

     As discussed above, a stock price of $5.93 per share was guaranteed to the Shareholders for periods ending not later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation or a sufficient number of authorized and unissued common shares available to meet this entire obligation through the issuance of stock. The issuance of such additional shares would not affect the purchase price (goodwill) or the statement of operations, but rather would cause a reclassification of the par value of said shares to Common Stock from additional paid in capital to the par value of Common Stock. Further, such shares would be included in the calculation of diluted earnings per share except for the fact that such effect would be anti-dilutive because of the Company's net loss.

     The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. If the final earn-out received or paid differs from that calculated by former management, the change would affect goodwill. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. Any additional compensation due to a change in stock price would be additional purchase price allocated to goodwill. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. As discussed above, if the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall for 1997, the 1997 earn-out will be paid along with the 1998 earn-out.

     The consideration for the Merger was determined by arms-length negotiations among the various parties. In connection with this Merger, the Company paid fees of approximately $145,000 to Commonwealth Associates and the Company paid cash of $450,000 and issued 150,000 shares of Common Stock with a market value of $937,500 to Commercial Financial Corporation. See Note 12.

     At the effective time of the Merger, the Company paid $2,500,000 in cash to the Shareholders and deposited $5,100,000 in a cash collateral account with a bank to support a letter of credit securing the Company's obligation to pay the Shareholders $5,100,000 on January 3, 1996. This obligation was paid on its due date. The Company borrowed $3,500,000 of such amounts under the $6,500,000 acquisition line portion of its then existing $16,000,000 credit facility with IBJ Schroder Bank and Trust Company. The remainder of the funds required at the effective time of the Merger were provided from working capital.

     Immediately prior to the Merger and in accordance with the Merger Agreement, Keystone transferred to the Zaucha Family Limited Partnership, of which Thomas W. Zaucha is a general partner, all of the real estate owned by Keystone for approximately $5,200,000, the independently appraised value of the assets involved. These funds were used to pay off real estate and other debt owed to a bank by Keystone. In connection with the Merger, the parcels of such real estate used in Keystone's business were then leased to Keystone. See Note 12 for discussion of these rental payments.

     As part of the Merger, certain of the executive officers of Keystone entered into employment agreements with and became executive officers of the Company. See Note 15.

     In connection with the Merger, the purchase price was allocated to the assets acquired and liabilities assumed as follows based on an appraisal

    (dollars in thousands):
     Excess of cost over acquired net assets              $  9,895
     Keystone tradename                                      2,500
     Assembled workforce                                     1,000
     Employment agreements                                   1,000
     Cash                                                      266
     Accounts receivable                                     5,328
     Other current assets                                      591
     Property and equipment                                  2,291
     Other assets                                              163
     Accounts payable                                         (294)
     Other current liabilities                              (3,123)
     Loans payable                                          (1,271)
     Minority interest                                        (112)
                                                          ========
                                                          $ 18,234
                                                          ========



     The operating results for the year ended December 31, 1995, are discussed below assuming the acquisition of Keystone had been effective as of January 1, 1995. The pro forma information is, however, not necessarily indicative of the combined results of operations as they might have been for the year ended December 31, 1995. The pro forma amounts give effect to, among other things, depreciation and amortization on the revalued assets acquired and imputed interest on the debt incurred at the average interest rate actually incurred by the Company during the period indicated.

     Assuming that Keystone had been acquired on January 1, 1995, the unaudited pro forma operating results of the Company for the year ended December 31, 1995 would have approximated the following: total revenue would have been $35,741,000; the net loss would have been $12,890,000; and the loss per common share would have been $2.67.

Penn Vascular Lab, P.C. (PVL)

     On November 28, 1995, the Company acquired from PVL (a Pennsylvania professional corporation) certain assets and the stock of Vascusonics, Inc. (a Pennsylvania corporation or Vascusonics). The agreement provided for a management services contract whereby the Company would provide such services to PVL for a period of two years in exchange for a fee equal to the excess of collected revenue over the sum of $75,000 and PVL's business expenses. Although the management services contract expired on November 28, 1997, it was renewable annually at the mutual agreement of both parties. The purchase agreement also provided the Company with the option to purchase the stock of PVL for one dollar under certain circumstances, during the period one year after the management services contract is terminated. See Note 21.

     As consideration for the above-mentioned items, the Company (a) paid $50,000 to the Seller upon the consummation of the agreement; (b) loaned $2,150,000 to the Seller in exchange for a note; (c) provided the Seller with shares of Northstar Common Stock with a fair market value equivalent of $2,150,000 on the date of the acquisition; (d) promised to pay $100,000 to the Seller in twelve equal non-interest bearing installment payments beginning in December 1996; and (e) promised to pay certain contingent payments to the Seller. The non-interest bearing note to the Seller was discounted using a market rate of interest. See Note 6. Additionally, in exchange for the loan and the Common Stock the Seller agreed to pay back to Northstar the lesser of $2,150,000 or the proceeds from the sale of the Common Stock. The aforementioned Northstar stock was pledged by the Seller as collateral for the note.

     The contingent payments, as revised by mutual agreement in January 1997, to the Seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceeded $3,200,000, then a payment of $37,500 is to be made to the Seller. If the Collected Revenues were in excess of $3,400,000 and $3,600,000, in each year then the payment to the physician would be $137,500 and $237,500, respectively. The Company has determined that under the terms of this calculation, there is no contingent payment due for the year ending December 31, 1997.

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

     In January 1997, the Company reached a settlement agreement with the Seller of PVL regarding several disputes. In the terms of this agreement, the Company reduced certain future payments due to the Seller from $100,000 to $50,000, acquired ownership rights to disputed equipment, and reduced contingent payment amounts.

     The Company borrowed $2,500,000 under the $6,500,000 acquisition portion of its then existing $16,000,000 credit facility with IBJ Schroder Bank and Trust Company. These borrowings financed the $2,150,000 promissory note to the Seller and a $350,000 broker fee. Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics' accounts receivable on the date of purchase just prior to the consummation of the purchase agreement. Also, Ultrasonics assumed certain leases for equipment used by the Company and entered into new lease terms with the Company. Ultrasonics is a related party which is owned and operated by Jeff Bergman. See Note 21.

     The Company believed that the lease arrangements with Ultrasonics were for lease rates which were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases which represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company treated the excessive lease payments of $1,178,000 as a disproportionate dividend, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement with Jeff Bergman and Ultrasonics over these matters. See Note 21.

     In connection with the PVL acquisition, the Company paid a brokerage fee of $350,000 to Mr. James P. Shields. Mr. Shields is a cousin of Mr. DeSimone, the former Chairman of the Board of Directors of the Company. Additionally, in connection with the above mentioned management services contract, the Company provided shares of Common Stock with a fair market value of approximately $300,000 to Mr. Shields in consideration for him to renegotiate his employment agreement with the Company so as to include duties with respect to both PVL and Vascusonics. The term of this management contract was for a period of seven years and compensation consisted of a management fee of 12% of the gross collections. Prior to this revised contract, Mr. Shields received compensation equal to 5% of gross collections. In March 1996, the Company canceled Mr. Shield's contract and severed his relationship with the Company. See Note 12.

     The Company expensed during 1995 the amounts paid and shares issued to Mr. Shields in connection with the above mentioned brokerage fee and re-negotiation of his employment contract. The Company has also expensed $50,000 paid to Commonwealth Associates in connection with this acquisition.

Joint Venture Activities

     Prior to 1995 the Company formed a joint venture with CDL Medical Technologies, Inc. (CDL) to provide mobile diagnostic services, including cardiac services in Western Pennsylvania. The Company acquired a 51% interest in the venture for a note of $55,000.

4. INTANGIBLE ASSETS:

     Intangible Assets and the related amortization periods consist of the following (dollars in thousands):

                                                            December 31,
                                                         1997          1996
                                                       --------      --------
Excess of cost over net assets acquired (40 years)     $ 17,481      $ 17,481
Employment agreements (2 to 71/2 years)                     625         2,660
Keystone tradename (20 years)                             2,500         2,500
Covenant not to compete (5 years)                            77         1,258
Assembled Keystone workforce (5 years)                      600         1,000
Deferred financing and other costs (5 years)                809           861
                                                       --------      --------
                                                       $ 22,092      $ 25,760
Less accumulated amortization                            (2,871)       (4,628)
                                                       --------      --------
Intangible assets                                      $ 19,221      $ 21,132
                                                       ========      ========

     As discussed in Note 2, the Company has chosen to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 1995. In accordance therewith, as of December 31, 1995, the Company believed that certain actions of the DeSimone management team that lead to the litigation discussed in Notes 1 and 20, and other circumstances have occurred that indicated that the remaining balance of intangible assets may not be recoverable. Thus, as these factors have indicated that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these assets are recoverable.

     The Company's evaluations resulted in adjustments to decrease goodwill and non-compete and employment agreements as follows as of December 31, 1995:


           Goodwill                       $2,940,795
           Non-compete                        32,334
           Employment agreements              76,661
                                          ----------
           Total                          $3,049,790
                                          ==========

     As of December 31, 1996, management of the Company did not believe that any of the remaining intangible assets were impaired. As of December 31, 1997, management evaluated the remaining intangibles that resulted in adjustments to decrease the Assembled Keystone workforce in the amount of $400,000, net of accumulated amortization to date. On a going-forward basis, the Company will continue to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the related operation's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill or other intangible asset is recoverable. Any subsequent asset impairment will be accounted for as a charge to the operating expenses of the Company.

5. PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (dollars in thousands):


                                          December 31,
                                       1997         1996
                                      -------      -------
Vehicles                              $   301      $   342
Clinical equipment                      1,720        1,875
Furniture and fixtures                    890          991
Leased medical equipment                1,934        1,885
Leasehold improvements                    780          709
                                      -------      -------
                 Total cost basis     $ 5,625      $ 5,802
Less accumulated depreciation          (2,811)      (2,120)
                                      -------      -------
Property and equipment - net          $ 2,814      $ 3,682
                                      =======      =======

6. DEBT:

     Debt consists of the following (dollars in thousands):

                                                                                 December 31,
                                                                              1997          1996
                                                                            --------      --------
Term loan with senior lender due in 60 monthly graduated payments, plus interest at a Base Rate plus 1.5% in 1997 and 1996
  (Note 7)                                                                  $  6,083         6,083
Revolving line of credit with senior lender, due on demand
  and no later than 10/20/00, interest payable monthly a Base
  Rate plus 1.5% in 1997 and 1996 (Note 7)                                     2,000         2,000
Acquisition facility with senior lender, due in equal monthly installments beginning 4/30/97 at a Base Rate plus 2% in
  1997 and 1996 (Note 7)                                                       6,000         6,000
Non-interest bearing term notes to Thomas Zaucha and the
  Zaucha Family Limited Partnership, approximately $85,000
  due on 11/15/97 and then approximately $210,000 due
  quarterly until 11/15/00 (interest imputed at 9%)                            2,625         2,625
Term notes to Thomas Zaucha and the Zaucha Family
  Limited Partnership, due in equal quarterly installments
  beginning on 9/30/96 of $200,000, 6% stated interest
  rate (interest imputed at 9%)                                                2,400         2,400
Capital lease obligations with interest rates ranging from
  9% to 15.6%                                                                  1,241         3,059
Other debt                                                                       685         1,157
                                                                            --------      --------
Total long-term debt                                                        $ 21,034      $ 23,324
Less:
     Current portion                                                         (18,221)      (17,261)
     Debt discount                                                              (774)       (1,162)
                                                                            --------      --------
Long-term debt                                                              $  2,039      $  4,901
                                                                            ========      ========

The Company's weighted average interest rate was 10.4% and 9.9% for 1997 and 1996, respectively.

Med-Bill Financing

     On September 1, 1995, a $4,500,000 term note was refinanced by the Integra facility, described below, and all amounts due were paid in full. At the time of the early extinguishment of debt, the Company recognized the remaining unamortized debt issuance cost of $175,000 as an extraordinary loss. See Note 12.

Integra Facility

     On June 29, 1995, the Company accepted a commitment letter from Integra Bank (Integra facility) for a

$6,500,000 credit facility, consisting of a $4,500,000 term loan and a $2,000,000 revolving line of credit. The proceeds of the term loan were used to consolidate the Company's existing loan obligations to Med-Bill. The proceeds of the revolving credit facility provided working capital as needed. In addition, the former President and Chief Executive Officer of the Company, Mark A. DeSimone, personally guaranteed the loan. Mr. DeSimone received a 5% guarantee fee totaling $325,000. The credit facility closed in August 1995. At the time of this early extinguishment of debt, the Company recognized the remaining unamortized debt issuance costs of approximately $100,000 as an extraordinary loss.

IBJ Schroder and Cerberus Partners Facility

     On October 20, 1995, the Company closed on a credit facility with IBJ Schroder Bank and Trust Company (IBJ). The facility consisted of a $6,500,000 term loan to refinance existing obligations, a $3,000,000 revolving line of credit to fund operations and a $6,500,000 acquisition facility to fund the Company's existing and future acquisition activity (collectively, the IBJ Facility). The total facility had a final maturity of five years from the date of closing. The term loan was funded in full at closing and was used to repay an existing bank credit facility. The term loan was to be repaid through 60 monthly payments beginning at $83,333 and ending at $133,337 with interest at either the LIBOR rate plus 300 basis points or a Base Rate, as defined, plus 1.5%, subject to the terms and conditions of the credit agreement. Repayment terms required the revolving line of credit to be paid in full five years from closing, and interest accrued thereon at either LIBOR rate plus 300 basis points or the Base Rate plus 1.5% subject to the terms and conditions of the credit agreement. The repayment terms on the acquisition facility were $142,857 per month beginning April 30, 1997, and for a period of 42 months at either the LIBOR rate plus 350 basis points or the Base Rate plus 2.0% subject to the terms and conditions of the credit agreement. The IBJ facility was secured by a first priority lien on substantially all of the assets of the Company. In addition, the credit agreement had various financial compliance covenants with which the Company must comply, including certain ratios and free cash flow requirements. See Note 7. Fees paid in connection with the IBJ facility consisted of a 1.25% commitment fee paid at closing, 0.5% unused revolving line of credit fee and a 0.5% unused acquisition facility fee, subject to the terms and conditions of a credit agreement.

     In addition, the Company issued to IBJ certain warrants (the "IBJ Warrants"). The IBJ Warrants may be exercised to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $6.76 per share until October 20, 2000. The IBJ Warrants and the Shares underlying the IBJ Warrants have been registered. The fair market value of the IBJ Warrants on the date of issuance, October 20, 1995, was $703,000.The Company accounted for the IBJ Warrants as a debt discount and is amortizing the fair market value of these warrants on a straight-line basis over the 60 months life of the IBJ Facility.

     As of December 31, 1996, the term loan portion of this facility had been drawn down in full, the remaining $1,000,000 of the original revolving line of credit balance was canceled, and $6,000,000 of the acquisition facility had been used and the remaining $500,000 had been terminated by the bank. See Note 7.

     In September 1997, Cerberus Partners, LP, (Cerberus) a diversified financial securities firm that invests in publicly traded and private debt issues of both large and middle market companies, purchased from IBJ all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to the existing Credit Agreement and forbearance agreement and extensions thereof. The Company executed an Assignment and Acceptance Agreement and consented to the transfer of the IBJ Warrants to Cerberus in connection with this matter. The Company is currently negotiating an amended and restated agreement that provides for repayment through 48 monthly graduated payments beginning February 1, 1999, plus interest monthly beginning January 1998 at the Base Rate plus 1.5%., and revised financial and other covenant provisions. A closing date on this agreement has not been determined at this time.

     At December 31, 1997, the scheduled aggregate annual maturities of long-term debt are as follows (dollars in thousands):

                                             1998         $18,221
                                             1999           1,753
                                             2000           1,022
                                             2001              27
                                             2002              11
                                                          -------
                                             Total        $21,034
                                                          =======

7. COVENANTS UNDER CREDIT AGREEMENT:

     Current management does not believe that the Company was ever in compliance with the covenants of the IBJ Facility. During 1996, the Company entered into two forbearance agreements with IBJ regarding the events of default on the IBJ Facility. Under the terms of these forbearance agreements, IBJ agreed not to institute the default rate of interest on the notes and also agreed not to force the Company into accelerated payment. The second forbearance agreement expired on December 31, 1996. On August 18, 1997, current management of the Company entered into a new forbearance agreement with IBJ that expired on August 31, 1997, and was subsequently extended through December 5, 1997. From December 5, the Company has been operating under a verbal extension of the forbearance agreement with Cerberus.

     The financial covenants, among other restrictions of the IBJ Facility for fiscal year 1995 do not permit (a) the ratio of Consolidated Current Assets to Consolidated Current Liabilities, as defined, at any time to be less than 1.75 to 1.00; (b) Consolidated EBITDA for the twelve months ended December 31, 1995, to be less than $3,300,000; (c) the Consolidated Net Worth at any time to be less than the sum of (i) $18,000,000, (ii) 80% of Consolidated Net Income on a cumulative basis (without deduction for any losses) for the period commencing on October 1, 1995 and ending on the last day of the Determination Period most recently ended and (iii) the Net Proceeds of any sale or other disposition of any equity securities by the Borrower, (d) the ratio, for any Determination Period ending on the last day of any calendar month during any period set forth, including the three months ended December 31, 1995, of (i) Consolidated EBITA for such Determination Period minus Capital Expenditures made during such Determination Period to (ii) Consolidated Fixed Charges for such Determination Period, to be less than the ratio set forth of 1.20 and (e) (i) with respect to any Determination Period, the aggregate principal amount of all Acquisition Loans and Term Loans outstanding on the last day of such Determination Period plus the aggregate Revolving Credit Commitments as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by 3.25, and
(ii) the sum of Consolidated Indebtedness as of the last day of such Determination Period and the aggregate Available RC Commitment as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by
3.75. Similar covenants were applicable to fiscal year 1996 and 1997, and are stated in the agreement for subsequent fiscal years.

     The non-financial covenants of the IBJ Facility included but were not limited to the Company furnishing (a) annual audited financial statements within 90 days to IBJ without a "going concern" opinion and (b) quarterly financial data within 45 days of a quarter-end.

     Effective May 31, 1996, the Company entered into a forbearance agreement with IBJ Schroder regarding certain events of default on the IBJ facility. IBJ agreed to forbear on the default events in the event that the Company complied with certain additional covenants regarding cash receipts and disbursements, levels of cash collections, and amount of service revenues. Some of the covenants in the loan agreement may have changed in conjunction with the negotiation of the forbearance agreement. In addition, there are numerous reporting requirements of the Company to IBJ regarding these covenants. As of December 31, 1996, the then current management of the Company believed that it had substantially complied with all of these covenants. In conjunction with the forbearance agreements, IBJ and the Company agreed to convert all Eurodollar based loans to Base Rate loans. As of December 31, 1996, the interest rate on all outstanding borrowing was denominated in the Base Rate.

     On August 18, 1997, the current management of the Company entered into a Forbearance Agreement with IBJ that terminated August 31, 1997. After the purchase of the debt by Cerberus, the Company entered into extensions of this agreement through December 5, 1997. Since that date, the Company has operated under a verbal extension of the Forbearance Agreement while negotiations on an amended credit agreement are taking place. As the Company is still in default on the original credit facility and has not received any waivers regarding events of non-compliance, all indebtedness due to Cerberus at December 31, 1997, is still classified as current in the accompanying consolidated balance sheet. Other indebtedness did not contain cross-default provisions and long-term portions thereof have not been classified as current.

     During the last three years the Company has suffered significant losses from operations of $3.9 million, $6.0 million and $12.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997 the Company has a net capital deficiency of $1.8 million. Additionally, the Company has not paid all creditors on a timely basis and is not meeting its contractual obligations with regard to debt principal and interest payments and certain financial covenants which the lender has not waived. These matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management has focused its efforts in three main areas: reducing costs in order to improve operating income, resolving outstanding litigation and renegotiating payment arrangements with lenders and creditors. During the year ended December 31, 1997 operational improvements were made and the most significant litigation facing the Company was settled. During 1998 management is continuing their efforts to obtain operational performance improvements and is working with their senior and subordinated debt lenders and other creditors to extend payment terms and amend credit agreements to conform to the Company's present structure and circumstances.

     If the Company is unable to effectuate a business combination with a financially stronger entity or to raise additional capital and/or effect a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it.



8. ACCRUED EXPENSES:

     Accrued expenses consist of the following (dollars in thousands):

                                                                 December 31,
                                                               -----------------
                                                                1997       1996
                                                               ------     ------
Payroll, including payroll taxes and deductions                $1,359     $1,867
Reimbursement of proxy solicitation costs to Thomas Zaucha      1,613          0
Accrued interest                                                1,459      1,180
Other                                                           3,045      2,276
                                                               ------     ------
Total accrued expenses                                         $7,476     $5,323
                                                               ======     ======


9. RESTRUCTURING AND NON-RECURRING ITEMS:

     During 1997 and 1996, following the resignation of KPMG as its independent public accountants, the Company incurred professional fees in connection with the ensuing independent investigation, shareholder litigation and suit against the parties allegedly responsible for the wrong doings against the Company and its shareholders. The professional fees in connection with these actions are anticipated to continue until all of the legal matters are resolved. Additionally, given the situations discussed above, the Company's fiscal year 1995 audit fees were higher than would otherwise be incurred.

     Because of the actions of the DeSimone management group, the Company has been faced with recording certain transactions which are unusual in nature and are not expected to be recurring in future years. These transactions include, but are not limited to, the recognition of losses on notes receivable collateralized with Common Stock, payments to potentially related parties for acquisition-related functions which cannot be capitalized as part of purchase price under APB No. 16, and other unusual compensation arrangements offered to certain former employees.

     In addition, significant expenses were incurred as a result of the Consent Solicitation described in Note 1. All expenses related to this action have been expensed in 1997. The Company has agreed to reimburse Mr. Zaucha for the costs incurred. As of December 31, 1997, unpaid professional fees in this matter are approximately $1,613,000. See Note 8.

     A summary of these unusual and non-recurring items are as follows:



                                                              1997        1996       1995
                                                            -------      ------     ------
Company costs related to proxy solicitation incurred by     $   527      $   --     $   --
   Brody management
Proxy solicitation costs incurred by Mr. Zaucha               1,750          --         --
Legal and accounting fees                                       693         629         --
Litigation costs                                                558         565         --
Loss on notes receivable collateralized with Common Stock        --       1,772         --
Write off of intangible assets                                  707         960      3,421
Corporate restructuring costs                                   344         292        406
Professional fees related to investigation                       --         751         --
Ultrasonics and management services legal settlements        (2,001)         --         --
                                                            -------      ------     ------
Total                                                       $ 2,578      $4,969     $3,827
                                                            =======      ======     ======

     The Company realized a benefit of $1,418,751 for the write-off of lease obligations as the result of the settlement of the Ultrasonics/Jeff Bergman suit. (See Note 21). The Company has also recorded a benefit of $581,933 for the write-off of accruals related to the management services agreement with James Shields that are no longer considered, in management's or legal counsel's opinion, to be due.

10. LEASES:

     The Company has entered into various non-cancelable operating leases expiring at various dates through December 31, 2002 for office and medical equipment, vehicles and office space at its headquarters and certain rehabilitation centers. During the years ended December 31, 1997 and 1996, rental expense included in the statement of operations was $3,001,000 and $3,345,000, respectively. As discussed in Note 12, the Company leases certain properties from a related party.

     Future minimum lease commitments for all non-cancelable leases as of December 31, 1997 are as follows (dollars in thousands):


                                                          Operating
             Year Ending December 31,                       Leases
             ------------------------                     ---------
             1998                                          $ 2,559
             1999                                            1,918
             2000                                            1,657
             2001                                            1,300
             2002                                              959
             Thereafter                                      2,175
                                                           -------
             Total Payments                                $10,568
                                                           =======


11. EMPLOYEE BENEFIT PLANS:

     The Company has a deferred compensation plan for its employees pursuant to
Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Northstar Plan"). This plan provides for certain matching of employee contributions up to prescribed limits of 10% of the employee contribution. Keystone also had a deferred compensation plan for its employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Keystone Plan"). The Keystone Plan provides for certain matching of employee contributions equal to 50% of participants' contributions up to three hundred dollars per year. The Keystone plan also provides that Keystone may make discretionary contributions; however, no such contributions were made during the forty-five days ended December 31, 1995 or in 1996 or 1997.

     During 1997, 1996 and 1995 the Company made contributions to the Plans of approximately $62,000, $26,000 and $86,000, respectively.

12. RELATED-PARTY TRANSACTIONS:

     The current management of the Company does not adopt or affirm any related party disclosures made in prior financial statements or public filings. The transactions disclosed below are based on management's knowledge at this point in time.

Transactions Directly With Mr. Mark DeSimone

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

     Mr. DeSimone was a director of SMT Health Services, Inc. ("SMT") during 1995. Mr. DeSimone also had a 5-year consulting arrangement with SMT from which he received $75,000 for consulting services. Mr. DeSimone sold his consulting business to the Company prior to 1995. Current management believes that these and possibly other fees for consulting services should have been remitted to the Company and sought to recover such fees in the legal action described in Note 20.

Transactions With Med-Bill Corporation, Inc., Med Consulting and Med-Stat, Inc.

     Med-Bill Corporation, Inc. ("Med-Bill"), which is a company located in Western Pennsylvania, was a related party. Mr. James P. Shields, a cousin of Mr. DeSimone was an officer and the sole owner of Med-Bill. Additionally, Mr. DeSimone and his wife, Leslie M. DeSimone, were believed to be associated with Med-Bill and had the principal financial interests in Med-Bill. Likewise, Med Consulting and Med-Stat, Inc. were believed to have relationships similar to that of Med-Bill.

     In 1994, the Company agreed to pay Med-Bill a financing fee of $250,000 in connection with a loan to the Company. On May 29, 1995, the Company paid the final installment of $150,000 toward the aforementioned financing fee.

     Prior to 1995, Med-Bill purchased certain obligations of the Company totaling $930,000. This obligation was paid in full during 1995. No interest was paid on this note.

     In the first quarter of 1995, the Company loaned Med-Bill and Medconsulting $41,000 and $25,000, respectively, pursuant to a demand note that bears interest at the rate of 9% per annum. At December 31, 1995, these amounts were deemed uncollectible and were written-off.

     On July 1, 1995, the Company entered into a lease agreement with Med-Stat, Inc. for two pieces of ultrasound equipment in the amount of $225,000 and paid a deposit of $30,000. On August 31, 1995, the lease was bought-out by a reduction in amounts due from Med-Bill of $167,500. The Company believed that the equipment leased/purchased may have been used and may not have been acquired at fair market value.

White Oak Diagnostics Systems ("White Oak")

     In November 1993, the Company acquired an interest in White Oak from Northern Diagnostics Services, Inc. ("Northern Diagnostics"), an entity which was purportedly owned by Mr. James Shields.

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

     Northern Diagnostics acquired White Oak from a group of physicians. In August 1995, White Oak made payments to the former physician owners of approximately $150,000. The Company believes that these payments by White Oak represented amounts due to these physicians by Northern Diagnostics for the acquisition.

     On May 30, 1995, the Company paid $350,000 to Med-Bill to satisfy amounts recorded as due Med-Bill.

PVL Acquisition

     In connection with the purchase of PVL and Vascusonics, the Company transferred to Ultrasonics, Inc. ("Ultrasonics"), all the receivables of PVL and Vascusonics as of December 1, 1995, with a value as stated in the acquisition agreement of $350,000 for no known consideration. Ultrasonics is a related party and is owned by Mr. James Shields and/or Mr. Jeff D. Bergman, the CEO and Chairman of the Board of SMT.

     The purchase agreement stated that certain equipment lease obligations would be transferred to

Ultrasonics. White Oak and Vascusonics then agreed to sublease the equipment from Ultrasonics such that the Sellers would have no future liability under the leases. Also, White Oak and the Company jointly and severally indemnified the Sellers from and against any liability resulting from the failure of Ultrasonics to discharge all obligations to the lessors after the date of the sale. The Company is not aware of any consideration received from Ultrasonics in exchange for the lease contracts, which management believes yielded lease payments to Ultrasonics which were in excess of fair market value for the leased equipment, or issuance of the previously mentioned indemnification.

     During 1996, the Company paid $53,341 in lease payments. Further, although the lessor paid approximately $155,000 for the equipment which it leased to the Company, the Company was scheduled to make lease payments totaling approximately $1,333,000. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The resulting litigation and resolution of such is described in Note 21.

     As discussed in Note 3, in connection with this acquisition, the Company paid a brokerage fee of $350,000 to Mr. James Shields.

Shields Management Agreement

     Throughout 1995, the Company paid fees to Mr. James Shields or Med-Bill in connection with certain management services that he provided at White Oak. Additionally, upon the acquisition of PVL, Mr. Shields began providing such services at PVL. In total, management fees of approximately $270,000 were paid to Mr. Shields/Med-Bill during 1995. As of December 31, 1995, the Company had approximately $37,000 due to Mr. Shields or Med-Bill. The Company severed its relationship with Mr. Shields during the first quarter of 1996. See Note 3 for information relating to the financial incentives provided to Mr. Shields to renegotiate his employment contract with the Company to terms more favorable to Mr. Shields.

     During 1996, the Company paid Mr. Shields $59,106 under the terms of this contract. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The Company is vigorously contesting this obligation, which is described in more detail in Note 21.

Keystone Acquisition

     As part of the acquisition of Keystone, the Company paid cash of $450,000 and issued 150,000 shares of Common Stock with a market value of $937,500 to Commercial Financial Corporation ("CFC") for services rendered. CFC is wholly-owned by Nichlaus P. Horoczko who is a personal friend and business associate of Mr. DeSimone. CFC is believed by the Company to be a related party. Additionally, the Company had made certain guarantees to CFC that the aforementioned shares would be able to be sold with net proceeds of at least $937,500. These costs were expensed during 1995.

     The Company believes that these shares of Common Stock were sold on February 12, 1996 for approximately $840,000. In the opinion of management, as Mr. Horoczko did not perform any services of value, he was not entitled to the common shares discussed above or any additional compensation thereon. Mr. Horoczko is a defendant in the Company's suit as discussed in Notes 1 and 20.

     In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who both sold interests in the former Keystone, and are now or were officers with Northstar, have gross debt and other amounts due directly to them of $3,919,000 and $262,500, respectively, as of December 31, 1997 and $3,919,000 and $293,750 as of December 31, 1996. In addition, Mr. Zaucha's Family Limited Partnership is due $1,105,000 as of December 31, 1997 and 1996. See Note 6.

     As required under the Merger Agreement, immediately prior to the merger, Keystone sold, at fair market value determined by a third party appraisal, all of the real estate previously owned by Keystone to the Zaucha Family Limited Partnership, of which Mr. Zaucha, is a general partner, and a related entity, in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. The Board of Directors, when led by Steven Brody, one of the directors removed from office as a result of the Consent Solicitation (see Note 1), alleged that these leasing arrangements, which were negotiated when Mr. Brody was acting as a consultant to Mr. Zaucha in the merger of Keystone with Northstar, were in excess of fair market value. A Special Committee of the current Board of Directors of the Company has been appointed and is evaluating the fair market lease rates for these properties.

     The leases are for a period of either five or ten years, and commenced November 15, 1995. Lease payments were $470,360 for 1997 and 1996 and $59,000 for 1995. Future minimum lease payments under these leases, which are also disclosed within Note 10, are as follows:


                              1998                $470,360
                              1999                 470,360
                              2000                 478,854
                              2001                 536,629
                              2002                 534,837
                              Thereafter         1,542,842
                                                ----------
                              Total             $4,033,882
                                                ==========


     The Company also uses, on an as needed basis, the services of Impulse Development Corporation, a company controlled by Thomas Zaucha, primarily for leasehold improvement construction. Subsequent to the Consent Solicitation and the reinstatement of Thomas Zaucha as Chairman and CEO, the current Board of Directors solicited bids for these construction services from other companies, and Impulse submitted the lowest bid. Payments to Impulse totaled $ 80,404, $86,320 and $9,156 in 1997, 1996 and 1995, respectively.

Transactions with Board Members

     In 1996, Brody Associates, a consulting firm wholly-owned by Steven Brody, one of the Directors removed from office as a result of the Consent Solicitation (see Note 1), was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. The Company paid $148,103 in 1997 and $223,795 in 1996 to Brody Associates for these services and related business expenses. The agreement was terminated as a result of the Consent Solicitation described in Note 1. The Company entered into a settlement and release agreement with Steven Brody and Brody Associates in November 1997 that provided for, among other things, a payment of approximately $26,000 in outstanding consulting bills with Brody Associates. At December 31, 1997, the Company had a remaining liability to Brody Associates of $10,000. See Note 13 for stock option activity.

     In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, one of the Directors removed from office as a result of the Consent Solicitation (see Note1), to serve as a management consultant and to aid in the corporate restructuring. For these services and related business expenses, the Company paid $ 53,179 in 1997 and $189,503 in 1996 to Executive Advisory Group, Ltd. In addition, in February 1997, after the Brody Board removed Thomas Zaucha from office as Chairman and CEO, Smallacombe was appointed the new CEO and his existing consulting agreement was converted into an employment contract. The Company paid $65,708 in salary and expenses in 1997 under this employment agreement. This contract was terminated for cause as a result of the Consent Solicitation (see Note 1). As of December 31, 1997, the Company is disputing any obligation to Smallacombe under the terminated employment agreement. See Note 13 for option activity. See Note 21.

     In conjunction with the investigation of former management, the Company retained Plowman, Speigel & Lewis, P.C. in order to assist in understanding certain corporate governance and securities litigation issues. Charles Jarrett, Jr., one of the directors removed from office as a result of the Consent Solicitation, is also a member of that firm. During 1996, but prior to Mr. Jarrett's appointment to the Board of Directors, the Company paid to Plowman, Speigel & Lewis, P.C. $32,548 for professional services rendered.

     As discussed in Note 16, the Company has certain contractual obligations due to employees. One such employee is the wife of Mr. Watson, a former officer and director of the Company. Mrs. Watson's funds provided to the Company were $126,354 as of December 31, 1996. In August 1997, Mrs. Watson exercised the buyout provision of her employment contract and terminated her relationship with the Company. See Note 16.

     The Company obtains it's professional and general liability insurance through The Reschini Agency, Inc., a company owned by Roger Reschini, a member of the current Board of Directors. Policy premiums through this company totaled approximately $214,000 and $184,000 in 1997 and 1996, respectively, with the agency earning a commission on these premiums of approximately $25,000 and $22,000 in 1997 and 1996, respectively. During 1997, the Company entered into a simultaneous transaction with the Reschini Agency whereby the Company paid approximately $180,000 for insurance premiums and the Reschini Agency purchased 108,270 shares of the newly issued Company Common Stock at a per share price of $1.66 per share, which represents the average of the previous five days closing stock prices.

     The Company had transactions involving Thomas Zaucha and related parties as discussed in Notes 3 and earlier in Note 12. The Company also conducted transactions with Mark DeSimone and related parties as discussed earlier in Note 12.

OTHER

     During 1995, the Company paid $13,500 to Ogg Jones DeSimone & Igneizi, a law firm in which Mr. DeSimone was a partner, purportedly for rent.

13. STOCK OPTIONS AND WARRANTS:

     Stock Options

     The Company adopted a stock option plan in 1992 (the "1992 Plan"), a 1994 stock option plan for non-employee directors (the "1994 Plan") and a 1997 stock option plan (the "1997 Plan"), collectively (the "Plans"). As permitted, the Company accounts for these plans under APB Opinion No. 25, which does not normally require recognition of compensation expense. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share would have been:

                                                             1997            1996          1995
                                                             ----            ----          ----
Net Loss               As Reported                         $(5,613)        $(8,947)     $(13,101)
                       Pro Forma                           $(7,003)        $(9,652)     $(14,298)

Basic loss Per Share   As Reported                         $ (0.95)        $ (1.44)     $  (3.28)
                       Pro Forma                           $ (1.19)        $ (1.55)     $  (3.58)

     Because the Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The activity regarding the 1992, 1994, 1997 and Independent Plans is as follows:

                                              1997                        1996                     1995
                                              ----                        ----                     ----
                                                    Wt. Avg.                   Wt. Avg.                   Wt. Avg.
                                       Shares       Ex Price      Shares       Ex Price      Shares       Ex Price
                                       ------       --------      ------       --------      ------       --------
Outstanding at beginning of year      681,200         $4.12       581,980         $5.97      774,080         $6.72
Granted                               921,933          2.06       330,000          2.27      300,000          5.54
Exercised                                  --            --            --            --       74,000          5.33
Expired/canceled                     (415,375)         4.09      (230,780)         6.16     (418,100)         7.15
Outstanding at end of year          1,187,758          2.53       681,200          4.12      581,980          5.98
Exerciseable at end of year         1,187,758          2.53       681,200          4.12      581,980          5.98
Wt. Avg. fair value of options
  granted                               $1.90                       $2.67                      $5.03



     The fair value of the option grants as outlined above for the 1992, 1994, 1997 and Independent Plans is estimated using the Black-Scholes option pricing model with the following assumptions: life of the options ranging from 3 to 5 years; an assumed risk free rate of interest ranging from 5.04% to 6.73%; an expected dividend yield of 0%, consistent with the Company's policy; expected volatility of 168% for the grants during 1997, 173% for grants during 1996 and 118% volatility for 1995.

     A total of 1,800,000 shares is authorized and has been reserved for issuance under the Plans: 650,000 for the 1992 Plan, 150,000 for the 1994 Plan, and 1,000,000 for the 1997 Plan. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, or non-qualified options. The Plans are administered by the Compensation and Nominating Committee of the Board of Directors who determine among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option, and the option exercise price.

     The following summarizes the activity under the 1992 Plan:


                              December 31, 1997        December 31, 1996         December 31, 1995
                               -----------------        -----------------         -----------------
Options-
Outstanding at beginning of year      418,700                 544,480                   594,080
Granted                               393,350                  85,000                   285,000
Exercised                                  --                      --                    24,000
Expired/Canceled                     (247,875)               (210,780)                 (310,600)
Outstanding at end of year            564,275                 418,700                   544,480


                                         December 31, 1997          December 31, 1996        December 31, 1995
                                         -----------------          -----------------        -----------------
Options price share ranges
Outstanding at beginning of year           $1.50 - 7.88                $5.00 - 7.88             $5.25 - 7.88
Granted                                   $1.625 - 2.3125              $1.50 - 2.00             $5.00 - 7.00
Options exercisable at end of year            564,175                     418,700                  544,480
Exercisable option price ranges            $1.50 - 7.88                $1.50 - 7.88             $5.00 - 7.88
Options available for grant at end of         85,825                      231,300                  105,520
year

     Under the 1992 plan, on October 6, 1997, the Compensation and Nominating Committee awarded stock option grants to 533 Company employees to purchase 365,850 shares of Common Stock at $2.31 per share (the fair market value on the date of grant). Eligible employees included those who were employed on or before October 1, 1997 and who were still with the Company on January 1, 1998. These options collectively expire on October 6, 2002. In addition, the Company's Chief Financial Officer received an option to purchase 15,000 shares of Common Stock at an exercise price of $2.00 per share pursuant to an employment contract dated September 1, 1997. The plan also has participants who received stock options that were awarded prior to the Northstar/Keystone merger, those of whom are still employed with the Company.

     The stock option information presented herein represents current management's belief of the transactions which have occurred. Certain reclassifications of prior year information have been made to reflect current management's belief and available information. Due to the dilutive effect of options, this change has no impact on earnings per share. To date, 24,000 options have been exercised under the 1992 Stock Option Plan.


The following summarizes the activity under the 1994 Plan:

                                           December 31, 1997       December 31, 1996        December 31, 1995
                                           -----------------       -----------------        -----------------
Options-
Outstanding at beginning of year                   17,500                 37,500                  30,000
Granted                                            37,500                     --                  15,000
Exercised                                              --                     --                      --
Expired/Canceled                                  (17,500)               (20,000)                 (7,500)
Outstanding at end of year                         37,500                 17,500                  37,500

                                             December 31, 1997         December 31, 1996        December 31, 1995
                                             -----------------         -----------------        -----------------
Options price share ranges
Outstanding at beginning of year             $6.125 - 7.3125             $6.125 - 7.3125            $7.31 - 7.31
Granted                                      $2.375 - 2.375                  $ --                  $6.125 - 6.875
Options exercisable at end of year               37,500                      17,500                    37,500
Exercisable option price ranges              $2.375 - 2.375              $6.125 - 7.3125           $6.125 - 7.31
Options available for grant at
end of year                                      112,500                    132,500                    112,500

     Under the 1994 Plan, on March 24, 1997, the five non-employee members of the Board of Directors each received an option to purchase 7,500 shares of Common Stock at an exercise price of $2.375 per share with an expiration date of March 24, 2007. The option prices represented fair market value at the dates of grant. During 1997, options for 7,500 shares were cancelled pursuant to a settlement agreement with a former director. Options totaling 10,000 shares belonging to a former director expired in March 1997.

     The following summarizes the activity under the 1997 Plan:

                                                                    December 31, 1997
                                                                    -----------------
           Options-
           Outstanding at beginning of year                                   --
           Granted                                                       253,583
           Exercised                                                          --
           Expired/Canceled                                                   --
           Outstanding at end of year                                    253,583

                                                                    December 31, 1997
                                                                    -----------------
           Option price share ranges
           Outstanding at beginning of year                                  --
           Granted                                                   $1.5625 - 1.875
           Options exercisable at end of year                            253,583
           Exercisable option price ranges                           $1.5625 - 1.875
           Options available for grant at end of year                    746,417


     The 1997 stock option plan received shareholder approval at the annual meeting of stockholders in September 1997. The plan authorizes 1,000,000 shares to be reserved for issuance under the plan. The 1997 plan is intended as an incentive and to encourage stock ownership by officers, certain key employees, consultants and directors of the Company. Several members of management personnel were subsequently awarded stock options by the Compensation and Nominating Committee pursuant to employment agreements entered into in the fourth quarter of 1997. In addition, upon re-election to the Board in September 1997, the five non-employee directors and the Corporate Secretary each received an option to purchase 25,000 shares of Common Stock at an exercise price of $1.687, which was the fair market value of the grant date of September 11, 1997.

     Beginning in 1994, the Company entered into contracts or agreements with Directors or officers which bound the Company to provide stock option grants outside of the existing plans, which have been categorized into an Independent Plan (the "Independent Plan"). Options granted under this category typically involve terms which differ from the existing stock option plans of the Company, namely in the amount of the options granted, the length of the options and the individuals or groups of individuals to which they are granted. The following summarizes the activity under the Independent Plan:

                                  December 31, 1997      December 31, 1996        December 31, 1995
                                  -----------------      -----------------        -----------------
Options-
Outstanding at beginning of year      245,000                       --                   150,000
Granted                               237,500                  245,000                        --
Exercised                                  --                       --                    50,000
Expired/Canceled                     (150,000)                      --                  (100,000)
Outstanding at end of year            332,500                  245,000                        --


                                     December 31, 1997     December 31, 1996        December 31, 1995
                                     -----------------     -----------------        -----------------
Options price share ranges
Outstanding at beginning of year       $ 0.75 - 5.25                 --                $5.25 - 5.25
Granted                                $1.25 - 2.375          $ 0.75 - 5.25                  --
Options exercisable at end of year        332,500                 245,000                    --
Exercisable option price ranges        $0.75 - 5.25           $ 0.75 - 5.25                  --

     The terms of these grants during 1997 are as follows: (a) On March 24, 1997 the five non-employee members of the Board of Directors each received an option to purchase 17,500 shares of Common Stock at an exercise price of $2.375 per share that expires March 24, 2002. These options were in addition to the options awarded under the 1994 Director's plan and comprised the 25,000 options given to Directors upon appointment to the Board in March, 1997; (b) Pursuant to a separation and settlement agreement with a former executive officer, the Company awarded an option to purchase 10,000 shares of Common Stock; (c) As part of a mutual release and settlement agreement with a former director, Steven N. Brody, the Company set forth an option to purchase 40,000 shares of Common Stock in exchange for other compensation and consideration which resulted in the cancellation of 25,000 previously issued options; (d) The Board of Directors approved that Michael S. Delaney, Secretary and Officer receive an option to purchase 25,000 shares of Common Stock at an exercise price of $2.375 on March 24, 1997; (e) During 1997 options to purchase 25,000 shares of Common Stock were granted to former directors who were removed form their respective positions with the Company on March 24, 1997. Such options (for the former directors) expire in March 1998.

Stock Warrants

     Since the Company's initial public offering of Common Stock in June 1993, the Company had numerous occasions to issue warrants to underwriters, their lenders and other organizations.

     In connection with the Public Offering for underwriting services provided, the Company issued 87,500 warrants to Pennsylvania Merchant Group, 70,000 warrants to Commonwealth Associates and 17,500 warrants to Andreas V. Bello on May 18, 1995, for the purchase of its Common Stock at $8.29 per share. These warrants are exercisable over a four-year period commencing on May 18, 1996. The total fair value of these 175,000 warrants on the grant date was approximately $686,000 as determined through a calculation using the Black-Scholes model. The value of these warrants has been accounted for as a deduction of the Offering proceeds through a reduction in additional paid-in capital.

     On June 13, 1995, the Company issued 110,000 warrants to US Equity Capital Corp. for the purchase of its Common Stock at $5.63 per share as compensation for consulting services. These warrants are exercisable over a three-year period ending on June 13, 1998. The fair value of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $220,000 and has been expensed in the accompanying consolidated statement of operations.

     On June 9, 1997, the Company issued 100,000 warrants to Commonwealth Associates for the purchase of its Common Stock at $2.55 per share as compensation for advisory services. The Company also reset the exercise price of the 70,000 warrants issued on May 18, 1995 to Commonwealth Associates and 17,500 warrants to Andres V. Bello to $2.55 per share. The fair value of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $185,000 and $161,875, respectively. In addition, on July 23, 1997, the Company issued 25,000 warrants to Stephen Booke and Gerald Amato, both of Booke & Company, for investor relations consulting services. The fair value for each of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $47,000.

The following summarizes the Company's warrant activity:


                                        December 31, 1997        December 31, 1996       December 31, 1995
                                        -----------------        -----------------       -----------------
Warrants-
Outstanding at beginning of year              693,500                  693,500                 168,500
Granted                                       237,500                       --                 525,000
Exercised                                          --                       --                      --
Expired/Canceled                              (87,500)                      --                      --
                                             --------                  -------                 -------
Outstanding at end of year                    843,500                  693,500                 693,500



                                           December 31, 1997       December 31, 1996       December 31, 1995
                                           -----------------       -----------------       -----------------
Warrant price per share ranges
Outstanding at beginning of year              $5.50 - 6.29             $5.50 - 6.25           $5.50 - 6.25
Granted during the year                           $2.55                     --                $5.63 - 8.29
Warrants exercisable at end of year              843,500                  693,500                518,500
Exercisable warrant price ranges              $2.55 - 8.29             $5.50 - 8.29           $5.50 - 6.25


14. INCOME TAXES:

     The provision (benefit) for income taxes consisted of the following (in thousands):


                                                        Year Ended December 31,
                                                      1997         1996         1995
                                                    -------      -------      -------
  Current:
       Federal                                      $  (770)     $(2,472)     $(2,105)
       State                                             --         (337)         111
  Deferred:
       Federal                                       (1,461)          26       (2,596)
       State                                           (150)           9         (587)
       Valuation allowance                            1,611        3,245        4,941
                                                    -------      -------      -------
                                                    $  (770)     $   471      $  (236)
                                                    =======      =======      =======

     The reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to the loss before income taxes and the actual benefit for income taxes is as follows (in thousands):

                                                              Year Ended December 31,
                                                           1997          1996        1995
                                                          -------      -------      -------
Income tax at U.S. federal statutory rate                 $(2,115)     $(2,782)     $(4,421)
State income taxes, net of federal income tax benefit        (150)         (69)        (768)
Permanent differences                                        (117)         764          260
Valuation allowance                                         1,612        2,558        4,693
                                                          -------      -------      -------
                                                          $  (770)     $   471      $  (236)
                                                          =======      =======      =======

     The Company had $9,395,000 in deferred tax assets at December 31, 1997, due primarily to timing differences resulting from provisions for doubtful accounts receivable, net book value of fixed and intangible assets, certain reserves and net operating loss carryforwards. The Company had approximately $11,173,000 of federal net operating losses and approximately $13,840,000 of state net operating losses at December 31, 1997, which expire in varying amounts between 1999 and 2010.

     A valuation allowance has been recorded to reduce deferred tax assets because the Company believes, based on the weight of available evidence, it is more likely than not that all of the deferred tax assets may not be realized.


15. EMPLOYMENT AGREEMENTS:

     During March 1996, the Company terminated Mr. DeSimone's employment agreement. In accordance with the aforementioned agreement, Mr. DeSimone was to receive six months salary after termination. The Company has not paid, and pursuant to a settlement agreement, will not pay any termination salary to Mr. DeSimone. See Note 20 for additional discussion of this settlement.

     On April 30, 1996, one of the former owners of an acquired business terminated her employment agreement with the Company due to a change in control clause in the employee's contract. A new contract was negotiated with the same salary; however, the new agreement ended approximately six months prior to the initial contract. The Company and this employee later agreed to terminate this employee's contract as a result of operational difficulties. The Company is currently in dispute with this individual over issues related to this separation.

     In July 1996, the Company terminated a former officer who had been on suspension pending the outcome of the Board of Director's independent investigation. The Company is currently involved in arbitration with this former employee. See Note 20 for additional discussion of this matter.

     In September 1996, the Company's then, and now current, chief financial officer left the employment of the Company to pursue other interests as part of a negotiated settlement. An employment contract was entered into with a new chief financial officer; however, this contract was terminated in May 1997 as a result of the outcome of the Consent Solicitation discussed in Note 1, and a settlement was reached with this former employee in November 1997. The Company rehired the previous chief financial officer in September 1997 under a new employment contract.

     In May 1997, the Company's Chief Executive Officer, who was also one of the Board members removed by the Consent Solicitation, was terminated for cause. The Company is currently involved in a dispute with this former employee, as the Company does not believe that it has any obligation for any further payments under these employment contracts. See Note 21.

     In July 1997, the Company's former President, who was also one of the Board members removed by the Consent Solicitation, was terminated for cause. The Company is currently involved in a dispute with this former employee, as the Company does not believe that it has any obligation for any further payments under this employee's employment contract. The Company also believes that this employee is still bound by and has violated the terms of the non-compete provision in this contract.

     The Company has entered into employment agreements, expiring from 1998 through 2002, with certain of its officers and other key employees. The minimum annual payments required under these agreements are as follows (dollars in thousands):

                          1998          $1,568
                          1999             944
                          2000             782
                          2001             543
                          2002             559
                                        ------
                          Total         $4,396
                                        ======


     Included in the above figures are employment agreement obligations to facility directors who have also provided working capital funds to the Company as discussed in Note 16. The employment agreements for these employees do not have a fixed termination date. As such, the payments to those individuals of approximately $480,000 annually will continue indefinitely beyond 2002.

     Between October 29 and November 1, 1997, pursuant to employment contracts entered into with certain key management personnel, the Company granted options to purchase a total of 97,500 shares of Common Stock for amounts of shares ranging from 2,500 to 25,000, at an exercise price of $1.875. The options were granted at the fair market value on the date of grant. In addition, certain employees also were entitled to additional options based on performance as outlined in the agreements. Subsequently, the Company granted approximately 6,000 options to purchase Common Stock during the fourth quarter at exercise prices based upon an average of the closing price of the Company's stock for the five days preceding the date of grant. These contracts provide for quarterly option grants based upon the financial performance of certain operating units of the business. Such grants are made on the filing date of the Company's financial data with the Securities and Exchange Commission.

     The employment contracts of various members of management include change in control provisions whereby said employees would receive a maximum of six months base salary. Change in control provisions include, acquisition by third parties, mergers, consolidation, sale of more than 50% of assets, any person or group becoming the beneficial owner of more than 30% of the stock of the Company, or if Thomas W. Zaucha no longer serves as the CEO or Chairman.

     In addition to the aforementioned employment agreements, the Company had a management agreement with Mr. James Shields to perform services within certain business operations of the Company. The agreement, before any extension, expires on November 29, 2002. Mr. Shield's compensation was to be a fee of 12% of the gross collections of the operations that he managed. See Note 12.

16. CONTRACTUAL OBLIGATIONS TO EMPLOYEES:

     Prior to the acquisition of Keystone, certain former partners of Keystone and clinicians executed employment agreements with Keystone. These contracts required the employees to provide funds to Keystone as part of their incentive compensation arrangements. In return these employees received incentive compensation equivalent to 25% of the net income for their facilities for each month. As of December 31, 1997 and 1996, the balance of the funds provided to Keystone was $352,065 and $952,000, respectively.

     As provided for within these agreements, the change in controlling interest in Keystone enables these employees to terminate the contracts and be entitled to either the funds they provided to Keystone or two times the most recent twelve months of pre-commission net income of the facility that they operate. During 1997, six of these employees exercised their buyout option resulting in an obligation of $904,312. Four of these employees were paid in full in 1997, with a remaining unpaid liability of $237,000 as of December 31, 1997, which is being paid pursuant to payment schedules arranged with the remaining two employees. As of December 31, 1997 and 1996, the calculated maximum amounts due to the remaining employees under these agreements, including the $237,000 discussed above, is $1,031,331 and $1,633,000, respectively. See Note 12.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996, are as follows (dollars in thousands):


                                                          1997                                    1996
                                                          ----                                    ----
                                         Carrying Amount        Fair Value       Carrying Amount        Fair Value
                                         ---------------        ----------       ---------------        ----------
    Cash and cash equivalents               $   657              $   657             $ 1,607               $ 1,607
    Long-term debt, including
      current portion                        19,786               19,786              19,103                19,103


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

18. SIGNIFICANT CUSTOMERS:

     Although net patient service revenue is generated by performing procedures or services for the ultimate patients, who are referred for care through their physician, the Company receives most of its revenues through payments made by certain governmental programs, private insurers such as Blue Cross and Blue Shield of Western Pennsylvania or organizations such as nursing homes. Additionally, the Company receives management fees for certain entities for which it performs certain management services.

19. COMMITMENTS AND CONTINGENCIES:

     David D. Watson, former President of the Company, has made claims against the Company in excess of $500,000 in relation to an Employment Agreement and Note. See Notes 3 and 15. Negotiations for settlement of these claims have not been successful, and no legal action has been taken. The Company believes and avers that Mr. Watson has breached the Employment Agreement, was terminated for cause, and as a result thereof, the Company has counterclaims against Mr. Watson. The Company has and will continue to vigorously defend these claims.

20. LITIGATION:

     In the ordinary course of business, the Company may be subject to claims and legal actions, from time to time, by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition.

     In November, 1997, a comprehensive settlement of a number of shareholder lawsuits filed in 1996 and consolidated into one action in federal court in the Western District of Pennsylvania (Butler v. Northstar, No. 96-701 W.D. Pa) was given approval by the court. The lawsuit alleged violations of federal securities laws by the Company and certain of its former officers and directors, and an alleged scheme to disseminate false and misleading information regarding the Company. In December 1997, with no party having appealed the order approving the settlement, the decision became final. The settlement agreement which was approved by the court, created a settlement fund of $6.45 million, of which $5.75 million, less expenses and legal counsel fees, will be paid to those Northstar shareholders who submitted proofs of claim by December 27, 1997, which the court approves as valid claims. The Company contributed $100,000 to the $6.45 million settlement fund; the insurer on the Company's directors and officers' liability policy contributed the $1.0 million limits of coverage of that policy; and the $5.35 million balance in the fund was contributed by other defendants.

     In September 1996, the Company filed an action in federal court in Pittsburgh, seeking to recover damages from Northstar's former Chief Executive Officer and various Northstar related-parties and others. (Northstar v. DeSimone, C.A. No. 96-1695, W.D. Pa.). Since then, in connection with the settlement of the Butler class action, Northstar has settled its claims against its former Chief Executive Officer for the sum of $600,000 which was then contributed to the settlement fund created in the Butler action. Since that settlement, Northstar has also agreed to settle its claims against another related-party and his affiliated companies (the Bergman defendants) and that settlement is in the process of being documented. Northstar's claims against the two remaining sets of defendants (the Shields and Horoszko defendants) are being prosecuted vigorously.

     In response to Northstar's suit against Mark A. DeSimone and the other defendants, Coregis Insurance Company, a professional liability insurer which insured DeSimone's former law firm, brought an action in federal court (Coregis Insurance Co. v. Ogg, Jones Cordes & Ignelzi, C.A. No. 96-2243 W.D. Pa.) seeking a declaratory judgement that Northstar's claims were not covered by the defendant's professional liability policy. Although the action named Northstar, its primary purpose was to determine the obligations of the insurance company. The main defendant was the law firm which Northstar had sued and which claimed coverage under the professional liability policy in question. The case was settled as part of the settlement of the Butler action by means of a $250,000 payment into the Butler settlement fund by the defendant law firm's professional liability insurer.

     In May 1996, a group of approximately 40 Northstar shareholders filed suit in the state court in California, (Bosco v. Northstar, C.A. No. BC 149867, Superior Court of California for Los Angeles County), which alleged violations of various California securities laws and related common law claims. Northstar and its former Chief Executive Officer, Mark A. DeSimone, and Northstar's former Chief Financial Officer, Michael J. Kulmoski, Jr. along with the Company's former auditor, Richard A. Eisner & Co., LLP were named as defendants. In summary, these claims arose out of the false and misleading statements concerning Northstar and its financial condition, which were disseminated by the individual defendants. In November 1997, the lawsuit was settled in connection with settlement of the Butler action described above for the sum of $500,000, which was paid out of the settlement fund created in the Bulter action in December 1997.

     In July 1996, Michael Kulmoski, Jr., Northstar's former Chief Financial Officer and a named defendant in both the shareholder class actions and the individual action described above, filed a demand for arbitration against Northstar. (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW) In his demand for arbitration, Kulmoski, whose employment with Northstar was terminated in the summer of 1996, alleges breach of his employment agreement by Northstar and related claims, including a claim for indemnification under Northstar's by-laws in suits filed against him by Northstar shareholders. Kulmoski later agreed, however, to sever the issue of his right to indemnification from this proceeding to be decided by the courts as an ancillary issue in the Butler case. An arbitration hearing was held on November 6 and 7, 1997 on the issue of liability only, post-hearing briefs were submitted in mid-February 1998. On March 20, 1998, an arbitration panel decided that the record does not support the conclusion that Kulmoski's employment had been terminated for "cause" as defined in his employment agreement. The panel has scheduled a hearing on the issue of damages for May 1, 1998.

     In October 1997, in accordance with his agreement to have the issue of his right to indemnification for counsel fees and expenses incurred in his defense of the shareholder actions filed against him in the Butler and Bosco cases, Michael Kulmoski, Jr., filed a petition for such fees and expenses in the Butler case in which he sought an award of $69,244.02. (Kulmoski Fee Petition in Butler v. Northstar, C.A. No. 96-709, W.D. Pa.) Although Northstar had raised an issue whether Kulmoski was entitled to indemnification under its by-laws under the circumstances of these cases, in an effort to resolve this matter, Northstar agreed to confine its objections to the amount of the counsel fees and expenses claimed in the petition. In an opinion and order dated December 16, 1997, the court agreed with Northstar's objections and awarded Kulmoski $22,050.77 in counsel fees and expenses. Notwithstanding Kulmoski's agreement to submit this issue to the judge for final resolution, he has appealed the court's decision to the United States Court of Appeals for the Third Circuit.

     In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed a lawsuit against the Company itself in the Court of Common Pleas of Allegheny County, Pennsylvania for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action described above, the Company filed an Answer and Counterclaim against Ultrasonics for fraud.

     In February 1997, Thomas W. Zaucha, the current Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar stockholder consents to remove and replace the other members of the Northstar Board of Directors which at the time consisted of Messrs. Brody, Jarrett, Pesci, Smallacombe and Watson (the "Brody Board") and effectuate related changes in Northstar's bylaws (the "Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision of the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive Officer. The ruling of the Delaware Chancery Court was appealed to the Delaware Supreme Court by three of the Board members removed from office as a result of the Chancery Courts' decision. On August 1, 1997, a unanimous panel of the Delaware Supreme Court affirmed the decision of the Delaware Chancery Court confirming the election of the current Board.

     In January 1997, the Company and Samuel Armfield III, M.D., reached a settlement in regard to the various claims that each had against the other, resulting from the acquisition by the Company of the stock of Vascusonics, Inc. and certain of the assets of Penn Vascular Labs, P.C.

     In January 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believes that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company has recourse against Dr. Armfield for any amounts assessed against the Company, which the Company plans to aggressively pursue, if necessary.

21. SUBSEQUENT EVENTS

     In March 1998, the Company reached a settlement in principle with Ultrasonics, Inc. and Jeff Bergman, that results in mutual releases and no payments to either party. The paperwork in this matter is expected to be completed in the near future. See Note 20.

     In March 1998, the Company its decision to withdraw from the mobile diagnostic business. In November 1995, the Company acquired certain assets from Penn Vascular Lab, P.C. and the stock of Vascusonics, Inc. (Note 3). This division has incurred losses in 1997 that have strained the resources of the Company. This decision will allow the Company to focus its efforts on its core rehabilitation business.

     In March 1998, Robert J. Smallacombe, a former director, consultant and employee of the Company filed a Writ of Summons against the Company and other related parties. Mr. Smallacombe was terminated for cause in May 1997. See Note
15. Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against these claims.

     As discussed in Note 20, an arbitration panel decided that the record does not support the conclusion that Michael Kulmuski, Jr.'s employment had been terminated for "cause" as defined in his employment agreement.

                                                                   Schedule II

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995
                             (Dollars in Thousands)


                             Balance at        Charged to                                                        Balance at
                            Beginning of       Costs and                       Deductions from                     End of
                               Period           Expenses        Recoveries       Reserve (1)        Other          Period
                            ------------       -----------      ----------     ---------------    ---------      ----------
Year ended December 31,
  1995 - Allowance for
  doubtful accounts            $    141            2,301             --                (715)        1,791(2)       $3,518

Year ended December 31,
  1996 - Allowance for
  doubtful accounts(3)         $  3,518            1,820             --              (3,323)           --          $2,015

Year ended December 31,
  1997 - Allowance for
  doubtful accounts            $  2,015            2,024             --              (2,698)           --          $1,341


(1) Represents uncollected accounts charged against the allowance account.

(2) Represents allowance for doubtful accounts acquired through acquisition.

(3) Certain reclassifications have been made to conform with the current year presentation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To Northstar Health Services, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Northstar Health Services, Inc.'s Form 10-K, and have issued our report thereon dated March 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           Arthur Andersen LLP

Pittsburgh, Pennsylvania
    March 23, 1998