Form 10-Q
period 1998-03-31
NORTHSTAR HEALTH SERVICES INC
filed 1998-05-08
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                  724-349-7500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X                   NO
                            -----                    -----
         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

            CLASS                                  OUTSTANDING AS OF May 5, 1998
--------------------------------------             -----------------------------
Common Stock, par value $.01 per share                      5,975,424

Transitional Small Business Disclosure Format (Check one):

                        YES                       NO   X
                            -----                    -----

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                                  PAGE
-----                                                                                  ----

Part I - FINANCIAL INFORMATION
    Item 1.

         Condensed Consolidated Balance Sheets as of
              March 31, 1998 and December 31, 1997                                      1

         Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1998 and 1997                        3

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1998 and 1997                        4

         Notes to Condensed Consolidated Financial Statements                           5

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       9

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                                12

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                                         13

    Item 2. - Changes in Securities and Use of Proceeds                                 15

    Item 3. - Defaults Upon Senior Securities                                           16

    Item 6. - Exhibits and Reports on Form 8-K                                          17

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                               A S S E T S                                         March 31,              December 31,
                               -----------                                           1998                    1997
                                                                               ------------------    -------------------
                                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents-                                                      $   243               $   657
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $1,154 and $1,341, respectively                                            5,561                 5,818
       Management fees                                                                  312                   350
       Miscellaneous                                                                    322                   309
    Prepaid expenses and other current assets                                           142                   162
                                                                                    -------               -------

    Total current assets                                                              6,580                 7,296
                                                                                    -------               -------

PROPERTY AND EQUIPMENT, net                                                           2,606                 2,814

INTANGIBLE ASSETS, net (Note 2)                                                      18,953                19,221

OTHER ASSETS                                                                            171                   183
                                                                                    -------               -------

TOTAL ASSETS                                                                        $28,310               $29,514
                                                                                    =======               =======















   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                            March 31,            December 31,
                   ------------------------------------                              1998                    1997
                                                                               ------------------   -------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                     $14,083              $14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                               3,159                2,932
       Other debt                                                                          821                1,206
    Accounts payable                                                                     1,910                2,401
    Accrued expenses                                                                     7,152                7,476
    Contractual obligations to employees                                                 1,046                1,031
                                                                                       -------              -------

    Total current liabilities                                                           28,171               29,129
                                                                                       -------              -------

LONG-TERM DEBT (Note 3)
    Thomas Zaucha and Zaucha Family Limited Partnership                                  1,582                1,757
    Other debt                                                                             299                  282
                                                                                       -------              -------
                  Total long term debt                                                   1,881                2,039

MINORITY INTEREST                                                                          239                  145
                                                                                       -------              -------

    Total liabilities                                                                   30,291               31,313
                                                                                       -------              -------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                               -                    -
    Common stock, par value $.01 per share, 10,000,000 shares authorized;
       6,337,988 shares issued at March 31, 1998 and December 31, 1997
                                                                                            63                   63
    Additional paid-in capital                                                          26,388               26,388
    Warrants outstanding                                                                 2,392                2,392
    Retained deficit                                                                   (30,371)             (30,189)
    Less:  Treasury stock, 362,564 shares in 1998 and 1997, at cost                       (453)                (453)
                                                                                       -------              -------

    Total stockholders' equity/(deficit)                                                (1,981)              (1,799)
                                                                                       -------              -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $28,310              $29,514
                                                                                       =======              =======





   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)



                                                                                    Three Months Ended March 31,
                                                                               ---------------------------------------
                                                                                     1998                  1997
                                                                              ------------------    -----------------
REVENUE:
   Net patient service revenue                                                    $     7,782            $    8,637
   Management fee revenue                                                                 384                   545
                                                                              ------------------    -----------------
            Total revenue                                                               8,166                 9,182

COSTS OF SERVICE                                                                        3,729                 4,157
                                                                              ------------------    -----------------
       Gross profit                                                                     4,437                 5,025

OPERATING EXPENSES:
    Selling, general and administrative expenses                                        2,969                 2,768
    Bad debt expense                                                                      119                   516
    Restructuring and other non-recurring expenses (Note 4)                               115                 1,521
    Amortization of intangibles                                                           232                   303
    Depreciation and amortization                                                         138                   149
    Management fee expenses                                                               400                   710
                                                                              ------------------    -----------------
       Total operating expenses                                                         3,973                 5,967
                                                                              ------------------    -----------------

OPERATING INCOME/(LOSS)                                                                   464                  (942)

NON-OPERATING EXPENSES:
    Interest expense, net                                                                 527                   524
    Other expense, net                                                                    (11)                  (10)
                                                                              ------------------    -----------------
                  Total non-operating  expenses                                           516                   514
                                                                              ------------------    -----------------

LOSS BEFORE INCOME TAXES                                                                  (52)               (1,456)

INCOME TAXES                                                                                -                    65
                                                                              ------------------    -----------------

LOSS BEFORE MINORITY INTEREST                                                             (52)               (1,521)

MINORITY INTEREST                                                                         130                    69
                                                                              ------------------    -----------------

NET LOSS                                                                          $      (182)           $   (1,590)
                                                                              ==================    =================

NET LOSS PER SHARE  (Basic and diluted)                                           $     (0.03)           $    (0.27)
                                                                              ==================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                                    5,975,424             5,867,154
                                                                              ==================    =================






   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)

                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                               --------------------------------------
                                                                                     1998                 1997
                                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $       (182)          $   (1,590)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                                    584                  850
          Provision for doubtful accounts                                                  119                 (154)
          Gain on legal settlement                                                           -                  (47)
          Interest on discounted obligation                                                 61                   57
          (Gain)/loss on sale of equipment                                                  (7)                   2
          Provision for increase/(decrease) in contractual obligations to
              employees                                                                     51                 (122)
          Minority interest                                                                130                   69
          Change in current assets and liabilities-
              Decrease/(Increase) in receivables                                           163                 (499)
              Decrease in other current assets                                              20                  435
              (Decrease)/Increase in accounts payable                                     (491)                 378
              (Decrease)/Increase in accrued expenses                                     (324)                 579
                                                                               -----------------    -----------------
                  Net cash provided/(used) by operating activities                         124                  (42)
                                                                               -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                          3                    -
    Capital expenditures                                                                   (69)                 (24)
    Deposits, loans and investments                                                         12                    3
                                                                               -----------------    -----------------
                  Net cash used in investing activities                                    (54)                 (21)
                                                                               -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                             (439)                (549)
   Distributions to minority interests                                                     (36)                 (76)
   Payments of contractual obligations to employees                                        (36)                   -
   Borrowings on long-term debt                                                             27                    -
                                                                               -----------------    -----------------
                  Net cash used in financing activities                                   (484)                (625)
                                                                               -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (414)                (688)

CASH AND CASH EQUIVALENTS, beginning balance                                               657                1,607
                                                                               -----------------    -----------------

CASH AND CASH EQUIVALENTS, ending balance                                         $        243           $      919
                                                                               =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                     $        410           $      213
Income taxes paid                                                                           10                   67

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                   28                   28

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

These condensed consolidated financial statements of Northstar Health Services, Inc. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.

Management Fees

The Company manages a business on a contract basis that provides mobile diagnostic services. In conjunction with these contracts, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties.

Earnings Per Common Share

Earnings per share for the three months ended March 31, 1998 and March 31, 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 14,216 shares of the Company's common stock have been granted and no options have been exercised for the three months ended March 31, 1998.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 31, 1998 and March 31, 1997 (dollars in thousands):

                                                                    For the three months ended March 31,
                                                                    ------------------------------------
                                                                         1998                   1997
                                                                         ----                   ----
           Basic earnings per share:
              Net loss                                                    $ (182)             $ (1,590)
              Average shares outstanding                               5,975,424             5,867,154
              Loss per share                                             $ (0.03)              $ (0.27)
           Diluted earnings per share:
              Net loss                                                    $ (182)             $ (1,590)
              Average shares outstanding                               5,975,424             5,867,154
              Shares issuable for Keystone merger                              -                     -
              Stock warrants                                                   -                     -
              Stock options                                                    -                     -
                                                                    -------------            ----------
              Diluted average shares outstanding                       5,975,424             5,867,154
              Loss per share                                             $ (0.03)              $ (0.27)

Options to purchase 967,974 and 891,400 and warrants to purchase 843,500 and 676,000 were outstanding at March 31, 1998, and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares and due to the loss position of the Company for these years. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zaucha's in connection with the Keystone merger that are subject to stockholder approval. See Note 6.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                 March 31,            December 31,
                                                                   1998                  1997
                                                             -----------------     ------------------
      Excess of cost over net assets acquired (40 years)      $     17,481          $     17,481
      Employment agreements (2 to 7 1/2 years)                         625                   625
      Keystone tradename (20 years)                                  2,500                 2,500
      Covenant not to compete (5 years)                                 77                    77
      Assembled Keystone workforce (5 years)                           600                   600
      Deferred financing and other costs (5 years)                     809                   809
                                                             -----------------     ------------------

      Gross intangible assets                                       22,092                22,092

      Less- accumulated amortization                                (3,139)               (2,871)
                                                             -----------------     ------------------

      Net intangible assets                                       $ 18,953              $ 19,221
                                                             =================     ==================

3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                         March 31,            December 31,
                                                                                           1998                  1997
                                                                                     ----------------     -------------------
           Term loan with Senior Lender                                                $     6,083          $     6,083
           Revolving line of credit with Senior Lender                                       2,000                2,000
           Acquisition facility with Senior Lender                                           6,000                6,000
           Non-interest bearing term notes to Thomas Zaucha and the Zaucha
                Family Limited Partnership                                                   2,625                2,625
           Term notes to Thomas Zaucha and the Zaucha Family Limited
                Partnership                                                                  2,400                2,400
           Capital lease obligations with interest rates ranging from 9% to
                15.6%                                                                        1,089                1,241
           Other debt                                                                          417                  685
                                                                                       -----------          -----------

           Total long-term debt                                                             20,614               21,034

                Less:
                    Current portion                                                        (18,063)             (18,221)
                    Debt discount                                                             (670)                (774)
                                                                                       -----------          -----------

           Long-term debt                                                              $     1,881          $     2,039
                                                                                       ===========          ===========

As of March 31, 1998, the Company has no unused amounts under its existing credit facilities. During the first quarter of 1998, the Company's weighted average interest rate was 9.7%.

The Company is currently in default of its obligations under its credit facility with its Senior Lender, Cerberus Partners, LP. In September 1997, Cerberus purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of

September 1997. The Company had subsequently entered into extensions of the forbearance agreement directly with Cerberus. The most recent forbearance agreement extension expired on December 5, 1997. The Company has been operating under a verbal extension of this agreement since that date. Please refer to the Liquidity section of Item 2 for further discussion.

4. RESTUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of apparent wrongdoing on the part of the management team that controlled Northstar prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the proxy solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. Although the majority of these issues were resolved in 1997, certain matters are still subject to resolution in 1998. Please refer to Note 6, Commitments and Contingencies, and to the Legal Proceedings section in Part II for a discussion of these outstanding matters.

A summary of these unusual and non-recurring expenses is as follows (dollars in thousands):

                                                                               For the three months ended
                                                                                         March 31,
                                                                               --------------------------
                                                                                  1998               1997
                                                                                  ----               ----
Company costs related to proxy solicitation incurred by
      former management                                                          $   -            $   442
Proxy solicitation cost incurred by Mr. Zaucha                                       -                495
Additional legal and accounting fees                                                 -                210
Write off of intangible assets                                                       -                169
Litigation and investigation costs                                                  18                102
Corporate restructuring costs                                                       97                103
                                                                                 -----            -------
          Total                                                                  $ 115            $ 1,521
                                                                                 -----            -------

5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of Northstar, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,919,000 and $1,105,000 as of March 31, 1998, respectively.

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

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through March 31, 1998, the Company has incurred an expense of $117,590 related to rent due on these spaces. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the fair market lease rates for these properties.

6. COMMITMENTS AND CONTINGENCIES:

Zaucha Stock Guarantee

The Company guaranteed the value of certain stock issued to Mr. Zaucha and the Zaucha Family Limited Partnership to be at least $5,600,000 through certain periods ending no later than December 31, 1997.

The Company has an obligation to fund the shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares in an amount equal to the shortfall. As of the December 31, 1997 final determination date, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock.

The Special Committee of the Board has been charged with the authority to negotiate with the Zaucha's the obligations under the stock guarantee. The Company presently does not have sufficient cash or authorized shares of Common Stock to meet its obligations under the guarantee. As disclosed in the Company's Definitive Proxy Statement filed April 30, 1998, with the Securities and Exchange Commission, the Special Committee has recommended to the Board that it seek stockholder approval to issue up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate. As the Company does not currently have enough shares available to fulfill this proposal if it is agreed to by the shareholders, the Company is also seeking an increase in the number of authorized shares of common stock. These proposals will be voted on at the Annual Meeting of Stockholders on June 11, 1998. The issuance of any additional shares would not affect the purchase price (goodwill) or the statement of operations, but rather would cause a reclassification of the par value of said shares to common stock from additional paid-in-capital to the par value of common stock.

Other

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

7.    SUBSEQUENT EVENTS:

In April 1998, the Company announced the implementation of an expense reduction plan that is expected to reduce operating expenses in excess of $250,000 per month on an ongoing basis. The full impact of the reductions is not expected to be realized until the third quarter of 1998 due to the timing of the transition and implementation of some of the changes.

On May 1, 1998, a hearing was held to determine damages in the Michael J. Kulmoski, Jr., arbitration case. A decision regarding damages to be awarded to Kulmoski is expected to be rendered by the end of June 1998. Please refer to the Legal Proceedings section in Part II for a discussion of this matter.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; and the uncertainties surrounding the healthcare industry in general.

Results of Operations

Three Months Ended March 31, 1998 and 1997

Total revenue

During the first quarter of 1998, the Company's total revenues declined by $1,016,000, or 11.1%, from $9,182,000 for the first quarter of 1997 to
$8,166,000 for the first quarter of 1998. Revenues decreased approximately $1,262,000 as the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $161,000 is attributable to the termination of services in unprofitable areas and a change in the reimbursement of certain diagnostic services. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $196,000. Net patient service revenue from continuing operations increased $211,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in the first quarter of 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors.

Costs of service and Gross profit

Due to the decrease in total revenues, the Company's costs of service also decreased $428,000 from $4,157,000 for the first quarter of 1997 to $3,729,000 for 1998, or 10.3%. However, as a percentage of net patient service revenue, costs of service remained relatively constant, decreasing slightly from 48.1% in the first quarter of 1997 to 47.9% in the first quarter of 1998. As a result of the decline in total revenue, gross profit declined $588,000, from $5,025,000 (54.7% of total revenue) for the first quarter of 1997 to $4,437,000 (54.3% of total revenue) for 1998.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first quarter increased $201,000 from $2,768,000 in 1997 to $2,969,000 in 1998. The 7.26%
increase can be attributed to the expansion of corporate services in the areas of sales, marketing, provider relations, recruitment, and regional management that has contributed to revenues in continuing operations.

Bad debt expense

The Company incurred bad debt expense of $119,000 or approximately 1.5% of net patient service revenue during the first quarter of 1998 versus $516,000 or approximately 6.0% during the first quarter of 1997. The decrease in bad debt expense was accomplished through increased billing efficiency and the use of a more aggressive collection agency in 1998 that has increased the rate of bad debt recoveries.

Restructuring and non-recurring expense

The Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. During the first quarter of 1998, the expenses deemed non-recurring were $115,000.

Depreciation and amortization

Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first quarter of 1998 of $232,000 declined by $71,000 from the 1997 total, reflecting (1) intangible asset write-offs that occurred after the first quarter of 1997 and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

Interest expenses were $527,000 for the first quarter of 1998 compared to $524,000 for 1997. The Company reported net non-operating income of $11,000 in the first quarter of 1998 compared to $10,000 in the first quarter of 1997.

Income taxes

The Company has not recorded a tax provision during the first quarter of 1998. As a result of the losses experienced in 1997 and prior years, as well as to date in 1998, the Company does not anticipate any significant taxable income for federal or state income tax purposes.

Net loss

The net loss for the first quarter of 1998 was $181,000 compared to a loss of $1,590,000 for the same period in 1997. This improvement is due primarily to the decrease in the amount of restructuring and other non-recurring expenses from the first quarter of 1997 to the first quarter of 1998.

Liquidity and Capital Resources

The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company had come to a verbal agreement on restructured payment terms and covenants in March 1998; however, since that time, the Company has been unable to finalize a written restructuring of this debt. The Company has continued to comply with the terms of the last forbearance agreement, and has made monthly payments to Cerberus that approximate the monthly interest expense on the loan.

During the three months ended March 31, 1998, the Company provided $124,000 versus $42,000 of cash used by operations during the first three months of 1997. This change in cash provided from operations is primarily the result of a decrease in the net loss from $1,590,000 during the first three months of 1997 to $182,000 during the same period in 1998 that allowed the Company to reduce the amount of its outstanding liabilities and the increased efficiency in accounts receivable in the first three months of 1998 that resulted in decreased receivables and an improvement in the provision for doubtful accounts.

The net cash used in investing activities increased from $21,000 in the first three months of 1997 to $54,000 in the first three months of 1998 resulting primarily from an increase in expenditures for capital equipment in 1998.

During the first three months of 1997, the Company made debt principal payments of $549,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $439,000 for the first three months of 1998 due to the final payment of certain debt after the first quarter of 1997. In addition, during the first quarter of 1998, the Company paid approximately $36,000 to minority interest holders in companies controlled by Northstar and $36,000 under contractual obligations with certain employees. During the first three months of 1998, the Company made no additional material borrowings under any debt arrangements.

Summary

The Company is presently experiencing a severe liquidity crisis as a result of the significant expenses incurred related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; continuing operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations in the foreseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

In response to these developments, the Company has focused its efforts on improving the performance of its core physical therapy and rehabilitation businesses. To this end, the Company has announced its decision to withdraw from the mobile diagnostic industry so that management can focus on the core rehabilitation business. The Company has also announced the implementation of an expense reduction plan that is expected to reduce operating expenses in excess of $250,000 per month on an ongoing basis. The full impact of the reductions is not expected to be realized until the third quarter of 1998 due to the timing of the transition and implementation of some of the changes The Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection with the 1997 proxy fight, and he is currently negotiating with the Special Committee of the Board a restructuring of other components of his debt and stock guarantees of which the Company is currently in default.

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

In September 1996, the Company filed an action in federal court in Pittsburgh, seeking to recover damages from Northstar's former Chief Executive Officer and various Northstar related-parties and others (Northstar v. DeSimone, C.A. No. 96-1695, W.D. Pa.). This action was described in the Company's Form 10-K filing for the fiscal year ended December 31, 1996. Since then, in connection with the settlement of the Butler class action, Northstar has settled its claims against its former Chief Executive Officer for the sum of $600,000 which was then contributed to the settlement fund created in the Butler action. Since that settlement, Northstar has also agreed to settle its claims against another related-party and his affiliated companies (the Bergman defendants) that results in mutual releases and no payments to either party. That settlement is in the process of being documented. Northstar's claims against the two remaining sets of defendants (the Shields and Horoszko defendants) are being prosecuted vigorously.

Claim for Breach of Employment Agreement

In July 1996, Michael Kulmoski, Jr. ("Kulmoski"), Northstar's former Chief Financial Officer and a named defendant in the shareholder class actions described above, filed a demand for arbitration against Northstar (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW). In his demand for arbitration, Kulmoski, whose employment with Northstar was terminated in the summer of 1996, alleges breach of his employment agreement by Northstar and related claims, including a claim for indemnification under Northstar's by-laws in suits filed against him by Northstar shareholders. Kulmoski later agreed, however, to sever the issue of his right to indemnification from this proceeding to be decided by the courts as an ancillary issue in the Butler case. An arbitration hearing was held on November 6 and 7, 1997 on the issue of liability only, post-hearing briefs were submitted in mid-February 1998. On March 20, 1998, an arbitration panel decided that the record does not support the conclusion that Kulmoski's employment had been terminated for "cause" as defined in his employment agreement. A hearing on the issue of damages was held on May 1, 1998. Post-hearing briefs on the various damages issues are due on May 19, 1998, and a decision is expected to be rendered by the arbitration panel before the end of June 1998.

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

Claim on Lease Agreements

In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed a lawsuit against the Company itself in the Court of Common Pleas of Allegheny County, Pennsylvania for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action described above, the Company filed an Answer and Counterclaim against Ultrasonics for fraud. As part of Northstar's settlement of its claims against the Bergman defendants described above, Ultrasonics, Inc., will file praecipes to mark the judgements entered against the two subsidiaries of the Company satisfied in full, and the parties will each file a praecipe to settle and discontinue their respective claims in the lawsuit Ultrasonics, Inc., filed against the Company.

Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Since the Company has not had surplus during the past fiscal year and does not have surplus during the first quarter of fiscal year 1998, and has experienced net losses during the past fiscal year and continues to experience net losses during the first quarter of fiscal year 1998, under Delaware corporate law, the Company cannot declare and pay dividends on its Common Stock.

In addition, the Company is prohibited from declaring any dividend, other than dividends payable solely in common stock, on any shares of any class of stock under the terms of the Company's Credit Agreement with Cerberus Partners, LP.

Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $3,990,000 and accrued interest in the amount of approximately $1,162,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits Required by Item 601 of Regulation S-K

         The following exhibits required by Item 601 of Regulation S-K are set forth in the following list and are filed either by incorporation or by reference from previous filings with the Securities and Exchange Commission or by attachment to this Form 10-Q.

3.1 Articles of Incorporation of Northstar Health Services, Inc., as filed in the state of Delaware, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

3.2 Bylaws of Northstar Health Services, Inc., filed as an exhibit to the Company's 10-Q Quarterly Report dated August 14, 1997, is incorporated by reference.

4.1 1997 Stock Option Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

4.2 1994 Stock Option Plan for Non-Employee Directors, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

4.3 1992 Stock Option Plan, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

10.1 Employment Agreement dated November 15, 1995, between Northstar Health Services, Inc. and Thomas W. Zaucha, filed as an exhibit to the Company's Form 8-K dated November 15, 1995, is incorporated by reference.

10.2 Employment Agreement dated September 1, 1997, between Northstar Health Services, Inc. and Lisa S. Guarino, filed as an exhibit to the Company's 10-Q Quarterly Report dated November 14, 1997, is incorporated by reference.

10.2 Forbearance Agreement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co., filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated August 18, 1997, is incorporated by reference.

10.3 Extension Supplement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co., filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated August 29, 1997, is incorporated by reference.

10.4 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co., filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated October 1, 1997, is incorporated by reference.

10.5 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co., filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated November 12, 1997, is incorporated by reference.

10.6 Assignment and Acceptance Agreement between Northstar Health Services, Inc. and Cerberus Partners, LP, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated September 8, 1997, is incorporated by reference.

10.7 Advisory Agreement between Northstar Health Services, Inc. and Commonwealth Associates, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated June 9, 1997, is incorporated by reference.

27       Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By:  /s/ THOMAS W. ZAUCHA
   -----------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 8, 1998


By:  /s/ LISA S. GUARINO
   -----------------------
Lisa S. Guarino, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: May 8, 1998