Form 10-Q
period 1998-06-30
NORTHSTAR HEALTH SERVICES INC
filed 1998-08-07
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               YES   X                   NO
                                   -----                    -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                       OUTSTANDING AS OF August 6, 1998
--------------------------------------        --------------------------------
Common Stock, par value $.01 per share                    5,975,424

Transitional Small Business Disclosure Format (Check one):

                               YES                       NO   X
                                   -----                    -----

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------

INDEX                                                                      PAGE
-----                                                                      ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              June 30, 1998 and December 31, 1997                            1

         Condensed Consolidated Statements of Operations
              for the three months ended June 30, 1998 and 1997              3

         Condensed Consolidated Statements of Operations
              for the six months ended June 30, 1998 and 1997                4

         Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1998 and 1997                5

         Notes to Condensed Consolidated Financial Statements                6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            11

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                     16

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                              17

    Item 2. - Changes in Securities and Use of Proceeds                      17

    Item 3. - Defaults Upon Senior Securities                                17

    Item 4. - Submission of Matters to a Vote of Security Holders            17

    Item 5. - Other Information                                              18

    Item 6. - Exhibits and Reports on Form 8-K                               19

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                  A S S E T S                                         June 30,             December 31,
                                                                                        1998                   1997
                                                                                    ------------          --------------
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents-                                                         $   867               $   657
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
          861 and $1,341, respectively                                                   4,850                 5,818
       Management fees                                                                     249                   350
       Miscellaneous                                                                       288                   309
    Prepaid expenses and other current assets                                              119                   162
                                                                                    ------------          --------------
          Total current assets                                                           6,373                 7,296
                                                                                    ------------          --------------
PROPERTY AND EQUIPMENT, net                                                              2,402                 2,814

INTANGIBLE ASSETS, net (Note 2)                                                         18,686                19,221

OTHER ASSETS                                                                               195                   183
                                                                                    ------------          --------------
TOTAL ASSETS                                                                           $27,656               $29,514
                                                                                    ============          ==============




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,             December 31,
                                                                                        1998                  1997
                                                                                  ---------------         -------------
                                                                                    (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                     $14,083              $14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                               3,603                2,932
       Other debt                                                                          755                1,206
    Accounts payable                                                                     1,074                2,401
    Accrued expenses                                                                     7,358                7,476
    Contractual obligations to employees                                                 1,028                1,031
                                                                                  ---------------         -------------
                  Total current liabilities                                             27,901               29,129
                                                                                  ---------------         -------------
LONG-TERM DEBT (Note 3)
    Thomas Zaucha and Zaucha Family Limited Partnership                                  1,189                1,757
    Other debt                                                                             199                  282
                                                                                  ---------------         -------------
                  Total long term debt                                                   1,388                2,039

MINORITY INTEREST                                                                          223                  145
                                                                                  ---------------         -------------
                  Total liabilities                                                     29,512               31,313
                                                                                  ---------------         -------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                               -                    -
    Common stock, par value $.01 per share, 10,000,000 shares authorized;
       6,337,988 shares issued at June 30, 1998 and December 31, 1997                       63                   63
    Additional paid-in capital                                                          26,861               26,388
    Warrants outstanding                                                                 1,919                2,392
    Retained deficit                                                                   (30,246)             (30,189)

    Less: Treasury stock, 362,564 shares in 1998 and 1997, at cost                        (453)                (453)
                                                                                  ---------------         -------------
                  Total stockholders' equity/(deficit)                                  (1,856)              (1,799)
                                                                                  ---------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $27,656              $29,514
                                                                                  ===============         =============






   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)


                                                                                    Three Months Ended June 30,
                                                                              ---------------------------------------
                                                                                       1998                   1997
                                                                              ------------------    -----------------
REVENUE:
   Net patient service revenue                                                        $ 7,930               $ 7,690
   Management fee revenue                                                                 374                   342
                                                                              ------------------    -----------------
                  Total revenue                                                         8,304                 8,032

COSTS OF SERVICE                                                                        3,961                 4,333
                                                                              ------------------    -----------------
       Gross profit                                                                     4,343                 3,699

OPERATING EXPENSES:
    Selling, general and administrative expenses                                        2,718                 2,440
    Bad debt expense                                                                       47                   836
    Restructuring and other non-recurring expenses (Note 4)                               100                 1,974
    Amortization of intangibles                                                           232                   284
    Depreciation and amortization                                                         142                   142
    Management fee expenses                                                               318                   674
                                                                              ------------------    -----------------
                  Total operating expenses                                              3,557                 6,350
                                                                              ------------------    -----------------

OPERATING INCOME/(LOSS)                                                                   786                (2,651)

NON-OPERATING EXPENSES:
    Interest expense, net                                                                 537                   613
    Other (income)/expense, net                                                            (5)                   28
                                                                              ------------------    -----------------
                  Total non-operating expenses                                            532                   641
                                                                              ------------------    -----------------

INCOME/(LOSS) BEFORE INCOME TAXES                                                         254                (3,292)

INCOME TAXES                                                                                1                    65
                                                                              ------------------    -----------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                                    253                (3,357)

MINORITY INTEREST                                                                         129                     2
                                                                              ------------------    -----------------
NET INCOME/(LOSS)                                                                   $     124            $   (3,359)
                                                                              ==================    =================

NET INCOME/(LOSS) PER SHARE - BASIC                                                 $    0.02            $    (0.57)
                                                                              ==================    =================

NET INCOME/(LOSS) PER SHARE - DILUTED                                               $    0.02            $    (0.57)
                                                                              ==================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            5,975,424             5,867,154
                                                                              ==================    =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                                    5,976,211             5,867,154
                                                                              ==================    =================



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                               ---------------------------------------
                                                                                      1998                  1997
                                                                               ------------------    -----------------
REVENUE:
    Net patient service revenue                                                      $ 15,712              $ 16,327
    Management fee revenue                                                                758                   888
                                                                              ------------------    -----------------
                  Total revenue                                                        16,470                17,215

COSTS OF SERVICE                                                                        7,690                 8,490
                                                                              ------------------    -----------------
       Gross profit                                                                     8,780                 8,725

OPERATING EXPENSES:
    Selling, general and administrative expenses                                        5,687                 5,208
    Bad debt expense                                                                      166                 1,352
    Restructuring and other non-recurring expenses (Note 4)                               215                 3,495
    Amortization of intangibles                                                           464                   587
    Depreciation and amortization                                                         280                   291
    Management fee expenses                                                               718                 1,385
                                                                              ------------------    -----------------
                  Total operating expenses                                              7,530                12,318
                                                                              ------------------    -----------------

OPERATING INCOME/(LOSS)                                                                 1,250                (3,593)

NON-OPERATING EXPENSES:
    Interest expense, net                                                               1,063                 1,137
    Other (income)/expense, net                                                           (16)                   18
                                                                              ------------------    -----------------
                  Total non-operating expenses                                          1,047                 1,155
                                                                              ------------------    -----------------

INCOME/(LOSS) BEFORE INCOME TAXES                                                         203                (4,748)

INCOME TAXES                                                                                1                   130
                                                                              ------------------    -----------------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                                    202                (4,878)

MINORITY INTEREST                                                                         259                    71
                                                                              ------------------    -----------------

NET LOSS                                                                            $     (57)           $   (4,949)
                                                                              ==================    =================

NET LOSS PER SHARE  (Basic and diluted)                                             $   (0.01)           $    (0.84)
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)

                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                               --------------------------------------
                                                                                     1998                 1997
                                                                               -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $   (57)             $(4,949)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                                  1,142                1,522
          Provision for doubtful accounts                                                   72                1,352
          Gain on legal settlement                                                           -                  (47)
          Interest on discounted obligation                                                115                  114
          Gain on sale of equipment                                                        (11)                 (23)
          Provision for increase/(decrease) in contractual obligations to
              employees                                                                     72                 (142)
          Minority interest                                                                259                   71
          Stock option compensation expense                                                  -                   60
          Change in current assets and liabilities-
              Decrease/(Increase) in receivables                                         1,018                 (261)
              Decrease in other current assets                                              43                  449
              Decrease in accounts payable                                              (1,328)                (417)
              (Decrease)/Increase in accrued expenses                                     (117)               2,262
                                                                               -----------------    -----------------
                  Net cash provided/(used) by operating activities                       1,208                   (9)
                                                                               -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                         12                    -
    Capital expenditures                                                                  (125)                  (2)
    Deposits, loans and investments                                                        (12)                  10
                                                                               -----------------    -----------------
                  Net cash (used)/provided by investing activities                        (125)                   8
                                                                               -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                             (644)                (820)
   Distributions to minority interests                                                    (180)                (136)
   Payments of contractual obligations to employees                                        (76)                   -
   Borrowings on long-term debt                                                             27                    -
                                                                               -----------------    -----------------
                  Net cash used in financing activities                                   (873)                (956)
                                                                               -----------------    -----------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                       210                 (957)

CASH AND CASH EQUIVALENTS, beginning balance                                               657                1,607
                                                                               -----------------    -----------------

CASH AND CASH EQUIVALENTS, ending balance                                         $        867           $      650
                                                                               =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                     $        832           $      696
Income taxes paid                                                                            1                  133

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                   28                   62


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Management Fees

The Company manages a business on a contract basis that provides mobile diagnostic services. In conjunction with this contract, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties.

Earnings Per Common Share

Earnings per share for the three and six month periods ended June 30, 1998 and 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 20,750 and 34,966 shares of the Company's common stock have been granted for the three and six month periods ended June 30, 1998, respectively, and no options have been exercised for the three and six month periods ended June 30, 1998.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended June 30, 1998 and 1997 (dollars in thousands):

                                                                   For the three months ended June 30,
                                                                   -----------------------------------
                                                                         1998                1997
                                                                         ----                ----
           Basic earnings per share:
              Net income (loss)                                            $ 124            $ (3,359)
              Average shares outstanding                               5,975,424           5,867,154
              Income (loss) per share                                     $ 0.02             $ (0.57)
           Diluted earnings per share:
              Net income (loss)                                            $ 124            $ (3,359)
              Average shares outstanding                               5,975,424           5,867,154
              Shares issuable for Keystone merger                              -                   -
              Stock warrants                                                   -                   -
              Stock options                                                  787                   -
                                                                -----------------    ----------------
              Diluted average shares outstanding                       5,975,211           5,867,154
              Income (loss) per share                                     $ 0.02            $  (0.57)

The following table reconciles the number of shares utilized in the earnings per share calculations for the six-month periods ended June 30, 1998 and 1997 (dollars in thousands):

                                                                        For the six months ended
                                                                        ------------------------
                                                                                 June 30,
                                                                                 --------
                                                                         1998                1997
                                                                         ----                ----
           Basic earnings per share:
              Net loss                                                     $ (57)         $ (4,949))
              Average shares outstanding                               5,975,424          5,867,154
              Loss per share                                             $ (0.01)           $ (0.84)
           Diluted earnings per share:
              Net loss                                                     $ (57)          $ (4,949)
              Average shares outstanding                               5,975,424          5,867,154
              Shares issuable for Keystone merger                              -                  -
              Stock warrants                                                   -                  -
              Stock options                                                    -                  -
                                                                -----------------    ---------------
              Diluted average shares outstanding                       5,975,424          5,867,154
              Loss per share                                             $ (0.01)           $ (0.84)

For the three month periods ended June 30, 1998 and 1997, and the six month periods ended June 30, 1998 and 1997, options to purchase 909,367, 874,200, 933,699 and 874,200 and warrants to purchase 633,500, 793,500, 633,500 and
793,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for the six month period. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee of the Board of Directors. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                 June 30,            December 31,
                                                                   1998                  1997
                                                             -----------------     ------------------
      Excess of cost over net assets acquired (40 years)          $ 17,481              $ 17,481
      Employment agreements (2 to 7-1/2 years)                         625                   625
      Keystone tradename (20 years)                                  2,500                 2,500
      Covenant not to compete (5 years)                                 77                    77
      Assembled Keystone workforce (5 years)                           600                   600
      Deferred financing and other costs (5 years)                     809                   809
                                                             -----------------     ------------------

      Gross intangible assets                                       22,092                22,092

      Less- accumulated amortization                                (3,406)               (2,871)
                                                             -----------------     ------------------

      Net intangible assets                                       $ 18,686              $ 19,221
                                                             =================     ==================

3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                           June 30,           December 31,
                                                                                             1998                1997
                                                                                       ----------------   -------------------
           Term loan with Senior Lender                                                   $  6,083             $  6,083
           Revolving line of credit with Senior Lender                                       2,000                2,000
           Acquisition facility with Senior Lender                                           6,000                6,000
           Non-interest bearing term notes to Thomas Zaucha and the Zaucha
                Family Limited Partnership                                                   2,625                2,625
           Term notes to Thomas Zaucha and the Zaucha Family Limited
                Partnership                                                                  2,400                2,400
           Capital lease obligations with interest rates ranging from 9% to
                15.6%                                                                          823                1,241
           Other debt                                                                          479                  685
                                                                                       ----------------   -------------------

           Total long-term debt                                                             20,410               21,034

                Less:
                    Current portion                                                        (18,441)             (18,221)
                    Debt discount                                                             (581)                (774)
                                                                                       ----------------   -------------------

           Long-term debt                                                                 $  1,388             $  2,039
                                                                                       ================   ===================

As of June 30, 1998, the Company has no unused amounts under its existing credit facilities. During the second quarter of 1998, the Company's weighted average interest rate was 10.0%.

The Company is currently in default of its obligations under its credit facility with its Senior Lender, Cerberus Partners, LP. In September 1997, Cerberus purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of September 1997. The Company had subsequently entered into extensions of the forbearance agreement directly with Cerberus. The most recent forbearance agreement extension expired on December 5, 1997. The Company has been operating under a verbal extension of this agreement since that date. Please refer to the Liquidity and Capital Resources section of Item 2 for further discussion.

4.  RESTRUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of apparent wrongdoing on the part of the management team that controlled Northstar prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the proxy solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. Although the majority of these issues were resolved in 1997, certain matters are still subject to resolution in 1998. Please refer to Note 6, Commitments and Contingencies, and to the Legal Proceedings section in Item 1 of
Part II for a discussion of these outstanding matters.

A summary of these unusual and non-recurring expenses is as follows (dollars in thousands):

                                                                                 For the six months ended
                                                                                         June 30,
                                                                           -------------------------------------
                                                                                  1998               1997
                                                                           -----------------   -----------------
Company costs related to proxy solicitation incurred
   by former management                                                           $  -             $  527
Proxy solicitation cost incurred by Mr. Zaucha                                       -              1,650
Additional legal and accounting fees                                                 -                472
Write off of intangible assets                                                       -                230
Litigation and investigation costs                                                  59                307
Corporate restructuring costs                                                      156                309
                                                                           -----------------   -----------------
          Total                                                                   $215             $3,495
                                                                           -----------------   -----------------

5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of Northstar, and Mr. Zaucha's family limited partnership, have debt due directly to them of $3,919,000 and $1,105,000 as of June 30, 1998, respectively. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership also have 1995 earn-out payments and accrued interest due directly to them totaling $400,746 and $143,805, respectively, as of June 30, 1998.

In conjunction with the acquisition of Keystone by Northstar, Mr. Zaucha and the Zaucha Family Limited Partnership were granted certain contingent payments (earn out payments) based on the financial performance of Keystone during the period from 1996 to 2000. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the earn out calculation for 1996 and its effect, if any, on subsequent years. If an earn out is determined to be due, the additional consideration would be recorded as goodwill.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through June 30, 1998, the Company has incurred an expense of $235,180 related to rent due on these spaces. A Special Committee of the Board of Directors of the Company has been appointed and is evaluating the fair market lease rates for these properties.

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

The Special Committee of the Board has been charged with the authority to negotiate with the Zauchas the obligations under the stock guarantee. The Company presently does not have sufficient cash to meet its obligations under the guarantee. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate. The issuance of any additional shares would not affect the purchase price (goodwill) or the statement of operations, but rather would cause a reclassification of the par value of said shares to common stock from additional paid-in-capital to the par value of common stock.

Other

David D. Watson, former President of the Company, has made claims against the Company in excess of $500,000 in relation to an Employment Agreement and Note. Negotiations for settlement of these claims have not been successful, and no legal action has been taken. The Company believes that Mr. Watson has breached the Employment Agreement, was terminated for cause, and as a result thereof, the Company has counterclaims against Mr. Watson. The Company has and will continue to vigorously defend these claims.

7. STOCK OPTIONS AND WARRANTS:

On June 17, 1998, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the offer and sale of 1,000,000 shares of common stock authorized under the 1997 Stock Option Plan.

On June 17, 1998, the Company filed a Post Effective Amendment No. 1 to Form S-8 Registration Statement (Registration No. 33-94584) with the Securities and Exchange Commission to terminate the 1994 Stock Option Plan (the "1994 Plan") and deregister 112,500 shares of common stock which were not subject to options granted under the 1994 Plan.

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

Results of Operations

Three Months Ended June 30, 1998 and 1997

Total revenue

During the second quarter of 1998, the Company's total revenues increased by $272,000, or 3.4%, from $8,032,000 for the second quarter of 1997 to $8,304,000 for the second quarter of 1998. Revenues decreased approximately $924,000 as the result of the closure or termination of certain clinics and contracts, including $146,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services increased approximately $32,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $298,000. Net patient service revenue from continuing operations increased $743,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in the second quarter of 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $123,000.

Costs of service and Gross profit

Due to the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined from the second quarter of 1997 to the second quarter of 1998. As a result, the Company's costs of service actually decreased $372,000 from $4,333,000 for the second quarter of 1997 to $3,961,000 for 1998, or 8.6%, despite the increase in total revenues. As a percentage of net patient service revenue, costs of service also decreased from 56.3% in the second quarter of 1997 to 49.9% in the second quarter of 1998. As a result of the increase in total revenue and decrease in costs of services, gross profit also increased $644,000, from $3,699,000 (46.0% of total revenue) for the second quarter of 1997 to $4,343,000 (52.3% of total revenue) for 1998.

Selling, general and administrative expense

Total selling, general and administrative expenses for the second quarter increased $278,000 from $2,440,000 in 1997 to $2,718,000 in 1998. The 11.4%
increase can be attributed to the expansion of corporate services in the areas of sales, marketing, provider relations and regional management that has contributed to the increased revenues in continuing operations.

Bad debt expense

The Company incurred bad debt expense of $47,000 or approximately 0.6% of net patient service revenue during the second quarter of 1998 versus $836,000 or approximately 10.9% during the second quarter of 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a more aggressive collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. Bad debt expense without recoveries would have been 1.7% of net patient service revenue, which is a level of bad debt that can be expected in the future after the catch-up effect of the new collection procedures is fully realized. The second quarter of 1997 included a bad debt reserve of $400,000 directly attributed to a sub-acute contract in Illinois that had been determined to be uncollectible. Without this specific reserve, bad debt expense would have been approximately 5.7% of net patient service revenue for the second quarter of 1997.

Restructuring and non-recurring expense

The Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring during the second quarter of 1998 were $100,000 compared to $1,974,000 for the second quarter of 1997.

Depreciation and amortization

Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the second quarter of 1998 declined by $52,000 from the 1997 total, reflecting (1) intangible asset write-offs that occurred after the first quarter of 1997 and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

Interest expenses were $537,000 for the second quarter of 1998 compared to $613,000 for 1997. This decrease can be attributed to the amortization of leases and other debt. The Company reported net non-operating income of $5,000 in the second quarter of 1998 compared to $28,000 in net non-operating expense in the second quarter of 1997. Net operating expense for the second quarter of 1997 included approximately $20,000 in losses on the disposal of fixed assets as compared to $5,000 in gains for the second quarter of 1998.

Income taxes

The Company has not recorded a tax provision during the second quarter of 1998. As a result of the losses experienced in 1997 and prior years, as well as to date in 1998, the Company does not anticipate any significant taxable income for federal or state income tax purposes.

Net income

Net income for the second quarter of 1998 was $124,000 compared to a loss of $3,359,000 for the same period in 1997. This significant increase in profitability is due to improved operations, the decrease in the amount of restructuring and other non-recurring expenses, and the decline in bad debt expense from the second quarter of 1997 to the second quarter of 1998.

Results of Operations

Six Months Ended June 30, 1998 and 1997

Total revenue

For the six month period ended June 30, 1998, the Company's total revenues declined by $744,000, or 4.3%, from $17,215,000 for the first six months of 1997 to $16,470,000 for 1998. Revenues decreased approximately $2,260,000 as the result of the closure or termination of certain clinics and contracts, including $348,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services decreased approximately $130,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $443,000. Net patient service revenue from continuing operations increased $1,053,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in the first six months of 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $148,000.

Costs of service and Gross profit

Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service $800,000 from $8,490,000 for the first six months of 1997 to $7,640,000 for 1998, or 9.4%. As a percentage of net patient service revenue, costs of service decreased during the first six months of 1998, from 52.0% in 1997 to 48.9% in 1998. As a result of the decrease in costs of services in the second quarter of 1998, gross profit increased $55,000, from $8,725,000 for the first six months of 1997 to $8,780,000 for 1998. As a percentage of total revenue, gross profit also increased, from 50.7% of revenue for 1997 to 53.3% for the first six months of 1998.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first six months increased $479,000 from $5,208,000 in 1997 to $5,687,000 in 1998. The 9.2%
increase can be attributed to the expansion of corporate services in the areas of sales, marketing, provider relations and regional management that has contributed to the increased revenues in continuing operations.

Bad debt expense

The Company incurred bad debt expense of $166,000 or approximately 1.1% of net patient service revenue during the first six months of 1998 versus $1,352,000 or approximately 8.3% during the first six months of 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a more aggressive collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. The first six months of 1997 included a bad debt reserve of $400,000 directly attributed to a sub-acute contract in Illinois that had been determined to be uncollectible. Without this specific reserve, bad debt expense would have been approximately 5.8% of net patient service revenue for the first six months of 1997.

Restructuring and non-recurring expense

The Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring during the first six months of 1998 were $215,000 compared to $3,495,000 for the first six months of 1997.

Depreciation and amortization

Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first six months of 1998 declined by $123,000 from the 1997 total, reflecting (1) intangible asset write-offs that occurred after the first six months of 1997, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

Interest expenses were $1,063,000 for the first six months of 1998 compared to $1,137,000 for 1997. This decrease can be attributed to the amortization of leases and other debt. The Company reported net non-operating income of $16,000 for the first six months of 1998 compared to $18,000 in net non-operating expense in the first six months of 1997. Net operating expense for the first six months of 1997 included approximately $23,000 in losses on the disposal of fixed assets as compared to $12,000 in gains for the first six months of 1998.

Income taxes

The Company has not recorded a tax provision during the first six months of 1998. As a result of the losses experienced in 1997 and prior years, as well as to date in 1998, the Company does not anticipate any significant taxable income for federal or state income tax purposes.

Net loss

The net loss for the first six months of 1998 was $57,000 compared to a loss of $4,949,000 for the same period in 1997. This significant reduction in net losses is due to improved operations, the decrease in the amount of restructuring and other non-recurring expenses, and the decline in bad debt expense.


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

During the six months ended June 30, 1998, the Company provided $1,208,000 versus $9,000 of cash used by operations during the first six months of 1997. This change in cash provided from operations is primarily the result of (1) a decrease in the net loss from $4,949,000 during the first six months of 1997 to $57,000 during the same period in 1998 that allowed the Company to reduce the amount of its outstanding liabilities and (2) the increased efficiency in accounts receivable in the first six months of 1998 that resulted in decreased receivables and an improvement in the provision for doubtful accounts.

The net cash used in investing activities was $125,000 in the first six months of 1998 as compared to $8,000 provided by investing activities in the first six months of 1997, resulting primarily from an increase in expenditures for capital equipment in 1998.

During the first six months of 1997, the Company made debt principal payments of $820,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $644,000 for the first six months of 1998 due to the final payment of certain debt after the first six months of 1997. In addition, during the first six months of 1998, the Company paid approximately $180,000 to minority interest holders in companies controlled by Northstar and $76,000 under contractual obligations with certain employees. During the first six months of 1998, the Company made no additional material borrowings under any debt arrangements.

Summary

Although the Company has experienced an improvement in its cash flow, it continues to face a severe liquidity crisis as a result of the significant expenses incurred related to the contest for corporate control in 1997; expenses arising out of certain actions taken by the Company's pre-1996 management; prior obligations to buy out profit-sharing interests in several of the Company's key clinics; and ongoing changes in healthcare reimbursement. In addition, the Company has not been able to finalize a restructuring of its debt with its senior lender, Cerberus Partners, LP, although negotiations are continuing at this time. The Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection with the 1997 proxy fight, and he is currently negotiating with the Special Committee of the Board a restructuring of other components of his debt and stock guarantees of which the Company is currently in default. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations in the foreseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

In response to these developments, the Company has continued to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. The result has been a significant improvement in the operating and net income/(loss) of the Company. For the first time in over three years, the Company has reported a profitable quarter. The Company had previously announced its decision to withdraw from the mobile diagnostic industry so that management can focus on the core rehabilitation business, and is currently in the process of communicating with potential buyers. The Company also previously announced the implementation of an expense reduction plan that was expected to reduce operating expenses in excess of $250,000 per month on an ongoing basis, although the full impact of the reductions was not expected to be realized until the third quarter of 1998. At this time, the Company does not expect the expense reductions implemented to date will meet these original expectations in full during the third quarter; however, management is continuing to analyze additional potential areas of cost savings and mechanisms to increase revenues that will allow the Company to eventually realize the original cost savings projections.

There can be no assurance that the Company will be successful in restructuring its debt or raising additional equity or other capital, or that it will be in a position to do so on terms that will not dilute the equity interest of the Company's existing stockholders. As a result, in order to improve its liquidity, the Company may explore possible options to merge or enter into a joint venture. See discussion under Item 5 below.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 will be effective for all fiscal quarters and fiscal years beginning after June 15, 1999. The Company currently does not invest in derivative financial instruments or engage in hedging activities.

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

Based on a recent assessment, the Company has determined that it will not be required to replace significant portions of its software or hardware in order for its computer systems to properly utilize dates beyond December 31, 1999. The Company has received statements of Year 2000 compliance from three of its software vendors, and is expecting software upgrades during the next few months that will bring the remaining two vendors into compliance. The Company is in the process of analyzing the need for any updates to any of the computer hardware currently being utilized within the Company, with initial assessments showing that the majority of the hardware is in compliance, and minor fixes may be necessary on certain systems. The Company presently believes that if any modifications are required related to either hardware or software, they will be insignificant in scope and cost.

The Company has initiated formal communications with its significant payors and vendors to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The assessment of these third parties is ongoing at this time. Based on the information received to date from these third parties, the Company does not currently believe the failure of such third parties to remediate their own Year 2000 Issue will have a material adverse effect on the Company. However, there can be no guarantee that the systems of other companies will be timely converted, or that the failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

To the extent that the Company's computer systems need to be modified to remediate any Year 2000 Issue, the Company plans to complete remediation by December 31, 1998. The Company's assessment of its Year 2000 Issue is based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that management's assessments that the Company's Year 2000 Issue is insignificant to correct.


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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

Claim for Breach of Employment Agreement

In July 1996, Michael Kulmoski, Jr. ("Kulmoski"), Northstar's former Chief Financial Officer, filed a demand for arbitration against Northstar (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW). This action was described in the Company's Form 10-K filing for the fiscal year ended December 31, 1997 and the 10-Q filing for the quarterly period ended March 31, 1998. In June 1998, Kulmoski was awarded approximately $136,000 by the arbitration panel on this claim.


Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Since the Company has not had surplus during the past fiscal year and does not have surplus during the first six months of fiscal year 1998, and has experienced net losses during the past fiscal year and continues to experience net losses during the first six months of fiscal year 1998, under Delaware corporate law, the Company cannot declare and pay dividends on its Common Stock.

In addition, the Company is prohibited from declaring any dividend, other than dividends payable solely in common stock, on any shares of any class of stock under the terms of the Company's Credit Agreement with Cerberus Partners, LP.


Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $4,743,000 and accrued interest in the amount of approximately $1,152,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).


Item 4. - Submission of Matters to a Vote of Security Holders

On June 11, 1998, the Company held its Annual Meeting ("Annual Meeting") of stockholders. At the Annual Meeting, stockholders were asked to:

1. Elect six members to the Board of Directors of the Company to serve until the next annual meeting of stockholders to be held in 1999 (the "1999 Annual Meeting") and until their successors are duly elected and qualified;

2. Consider and act upon a proposal to amend the Company's Certificate of Incorporation to change the corporate name of the Company from Northstar Health Services, Inc. to Keystone Rehabilitation Enterprises, Inc.;

3. Consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01 per share, from 10 million shares to 20 million shares;

4. Consider and act upon a proposal to issue up to a maximum of 4,888,982 shares of Common Stock of the Company to Thomas W. Zaucha, Alice L. Zaucha, and the Zaucha Family Limited Partnership (collectively, "the Zauchas") in satisfaction of certain terms of the Merger Agreement, dated November 15, 1995 by and among the Zauchas, Keystone Rehabilitation Systems, Inc., NSK Merger Group and the Company;

5. Consider and act upon a proposal to terminate the Northstar Health Services, Inc. 1994 Stock Option Plan; and

6. Consider and act upon a proposal to appoint Arthur Andersen LLP, independent public accountants, as the independent public accountants of the Company for the fiscal year ending December 31, 1998 and until the 1999 Annual Meeting, or until their successors are duly appointed.

At the Annual Meeting, the stockholders elected the following individuals to serve as directors of the Company:
1.    Thomas W. Zaucha, CEO         (5,521,732 votes FOR; 148,210 withheld);
2.    Lawrence F. Jindra, MD        (5,525,732 votes FOR; 144,210 withheld);
3.    James H. McElwain             (5,517,732 votes FOR; 152,210 withheld);
4.    Mark G. Mykityshyn            (5,519,732 votes FOR; 150,210 withheld);
5.    Roger J. Reschini             (5,509,732 votes FOR; 160,210 withheld);
6.    David B. White                (5,519,732 votes FOR; 150,210 withheld);

The results of the proxy voting on the remaining proposals as outlined above were as follows:

1. Stockholders voted to approve a change in the corporate name of the Company with 5,593,632 votes FOR, 25,280 against and 51,030 withheld;

2. Stockholders approved an increase in the number of authorized shares of the Company's Common Stock with 5,144,532 votes FOR, 482,610 against and 42,800 withheld.

3. Stockholders approved the issuance of up to 4,888,982 shares of Common Stock of the Company to the Zauchas in satisfaction of certain terms of the Merger Agreement dated November 15, 1995 with 2,292,741 votes FOR, 670,960 against, 60,000 withheld and 2,394,241 broker non-votes.

4. The termination of the 1994 Stock Option Plan was approved with 5,586,782 votes FOR, 30,630 against and 52,530 withheld.

5. Arthur Andersen LLP was appointed as the Company's Independent Public Accountants receiving 5,619, 762 votes FOR, 43,180 against and 7,000 withheld.

Total shares voted were 5,669,942.


Item 5. - Other Information

Future Business Opportunities

From time to time, the Company engages in exploratory discussions with possible candidates for a merger or joint venture in an effort to improve its liquidity and operations and as part of its strategic planning to improve shareholder value. However, there is no guarantee that the Company will decide to enter into a merger or joint venture, or that it will find a suitable merger or joint venture partner.

Notification of Discretionary Authority of Proxies to Vote on Certain Shareholder Proposals Under Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended.

The person or persons named as a proxy on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors in connection with the Company's 1999 Annual Meeting of Stockholders will be authorized to vote in his or their own discretion on any proposal as to which the Company shall not have received written notice by March 24, 1999.

Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibits Required by Item 601 of Regulation S-K

         The following exhibits required by Item 601 of Regulation S-K are set forth in the following list and are filed either by incorporation or by reference from previous filings with the Securities and Exchange Commission or by attachment to this Form 10-Q.

3.1.1 Articles of Incorporation of Northstar Health Services, Inc., as filed in the state of Delaware, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

3.1.2 Amendment to Certificate of Incorporation, as filed in the state of Delaware, June 16, 1998.

3.2 Bylaws of Northstar Health Services, Inc., filed as an exhibit to the Company's 10-Q Quarterly Report dated August 14, 1997, is incorporated by reference.

4.1 1997 Stock Option Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

4.2 1992 Stock Option Plan, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

4.3 Form S-8 Registration Statement, 1997 Stock Option Plan, filed June 17, 1998, is incorporated by reference.

4.4 Post Effective Amendment No. 1 to Form S-8 Registration Statement (No. 33-94584), 1994 Stock Option Plan, filed June 17, 1998, is incorporated by reference.

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

Northstar Health Services, Inc.
(Registrant)



By: /s/ THOMAS W. ZAUCHA
   ----------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 1998


By: /s/ LISA S. GUARINO
   ----------------------
Lisa S. Guarino, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: August 7, 1998