Form 10-Q
period 1998-09-30
NORTHSTAR HEALTH SERVICES INC
filed 1998-11-06
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                    YES   X       NO
                                        -----        -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

               CLASS                          OUTSTANDING AS OF November 5, 1998
--------------------------------------        ----------------------------------
Common Stock, par value $.01 per share                    5,975,424

Transitional Small Business Disclosure Format (Check one):

                                    YES           NO   X
                                        -----        -----

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                      PAGE
-----                                                                      ----
Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              September 30, 1998 and December 31, 1997                      1

         Condensed Consolidated Statements of Operations
              for the three months ended September 30, 1998 and 1997        3

         Condensed Consolidated Statements of Operations
              for the nine months ended September 30, 1998 and 1997         4

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997         5

         Notes to Condensed Consolidated Financial Statements               6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                    16

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                             17

    Item 2. - Changes in Securities and Use of Proceeds                     17

    Item 3. - Defaults Upon Senior Securities                               17

    Item 5. - Other Information                                             17

    Item 6. - Exhibits and Reports on Form 8-K                              19

Part I - FINANCIAL INFORMATION

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                                             September 30,    December 31,
                                                                 1998            1997
                       A S S E T S                           -------------    ------------
                       -----------                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents-                                  $   799         $   657
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $401 and $1,341, respectively                          4,782           5,818
       Management fees                                              238             350
       Miscellaneous                                                277             309
    Prepaid expenses and other current assets                       119             162
                                                                -------         -------
              Total current assets                                6,215           7,296
                                                                -------         -------
PROPERTY AND EQUIPMENT, net                                       2,219           2,814

INTANGIBLE ASSETS, net (Note 2)                                  18,417          19,221

OTHER ASSETS                                                        178             183
                                                                -------         -------
TOTAL ASSETS                                                    $27,029         $29,514
                                                                =======         =======




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                                                       September 30,      December 31,
                   LIABILITIES AND STOCKHOLDERS' EQUITY                    1998               1997
                   ------------------------------------                -------------      ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                       $ 14,083           $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                  3,837              2,932
       Other debt                                                             631              1,206
    Accounts payable                                                        1,197              2,401
    Accrued expenses                                                        6,612              7,476
    Contractual obligations to employees                                      961              1,031
                                                                         --------           --------
                  Total current liabilities                                27,321             29,129
                                                                         --------           --------
LONG-TERM DEBT (Note 3)
    Thomas Zaucha and Zaucha Family Limited Partnership                     1,002              1,757
    Other debt                                                                177                282
                                                                         --------           --------
                  Total long term debt                                      1,179              2,039

MINORITY INTEREST                                                             173                145
                                                                         --------           --------
                  Total liabilities                                        28,673             31,313
                                                                         --------           --------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued
    Common stock, par value $.01 per share, 20,000,000 shares
       authorized; 6,337,988 shares issued at September 30, 1998
       and December 31, 1997                                                   63                 63
    Additional paid-in capital                                             26,860             26,388
    Warrants outstanding                                                    1,919              2,392
    Retained deficit                                                      (30,033)           (30,189)
    Less:  Treasury stock, 362,564 shares in 1998 and 1997, at cost          (453)              (453)
                                                                         --------           --------
                  Total stockholders' equity/(deficit)                     (1,644)            (1,799)
                                                                         --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 27,029           $ 29,514
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                                Three Months Ended September 30,
                                                                --------------------------------
                                                                    1998             1997
                                                                -----------      -----------
REVENUE:
   Net patient service revenue                                  $     7,601      $     7,516
   Management fee revenue                                               332              405
                                                                -----------      -----------
       Total revenue                                                  7,933            7,921

COSTS OF SERVICE                                                      3,690            4,041
                                                                -----------      -----------
       Gross profit                                                   4,243            3,880

OPERATING EXPENSES:
    Selling, general and administrative expenses                      2,665            2,795
    Bad debt expense                                                     72              386
    Restructuring and other non-recurring expenses (Note 4)              22              654
    Amortization of intangibles                                         232              272
    Depreciation and amortization                                       144              136
    Management fee expenses                                             305              558
                                                                -----------      -----------
                  Total operating expenses                            3,440            4,801
                                                                -----------      -----------
OPERATING INCOME/(LOSS)                                                 803             (921)

NON-OPERATING EXPENSES:
    Interest expense, net                                               535              534
    Other income, net                                                   (40)             (23)
                                                                -----------      -----------
                  Total non-operating expenses                          495              511
                                                                -----------      -----------
INCOME/(LOSS) BEFORE INCOME TAXES                                       308           (1,432)

INCOME TAXES                                                              0                0
                                                                -----------      -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                  308           (1,432)

MINORITY INTEREST                                                        95               60
                                                                -----------      -----------
NET INCOME/(LOSS)                                               $       213      $    (1,492)
                                                                ===========      ===========
NET INCOME/(LOSS) PER SHARE - BASIC                             $      0.04      $     (0.25)
                                                                ===========      ===========
NET INCOME/(LOSS) PER SHARE - DILUTED                           $      0.04      $     (0.25)
                                                                ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                          5,975,424        5,867,154
                                                                ===========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                  6,002,517        5,867,154
                                                                ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    1998             1997
                                                               ------------      -----------
REVENUE:
    Net patient service revenue                                 $    23,313      $    23,843
    Management fee revenue                                            1,090            1,293
                                                                -----------      -----------
       Total revenue                                                 24,403           25,136

COSTS OF SERVICE                                                     11,380           12,531
                                                                -----------      -----------
       Gross profit                                                  13,023           12,605

OPERATING EXPENSES:
    Selling, general and administrative expenses                      8,353            8,004
    Bad debt expense                                                    238            1,738
    Restructuring and other non-recurring expenses (Note 4)             237            4,149
    Amortization of intangibles                                         695              859
    Depreciation and amortization                                       424              427
    Management fee expenses                                           1,023            1,942
                                                                -----------      -----------
                  Total operating expenses                           10,970           17,119
                                                                -----------      -----------

OPERATING INCOME/(LOSS)                                               2,053           (4,514)

NON-OPERATING EXPENSES:
    Interest expense, net                                             1,598            1,671
    Other income, net                                                   (57)              (4)
                                                                -----------      -----------
                  Total non-operating expenses                       1,541            1,667
                                                                -----------      -----------

INCOME/(LOSS) BEFORE INCOME TAXES                                       512           (6,181)

INCOME TAXES                                                              1              130
                                                                -----------      -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                  511           (6,311)

MINORITY INTEREST                                                       355              130
                                                                -----------      -----------

NET INCOME/(LOSS)                                               $       156      $    (6,441)
                                                                ===========      ===========

NET INCOME/(LOSS) PER SHARE - BASIC                             $      0.03      $     (1.10)
                                                                ===========      ===========

NET INCOME/(LOSS) PER SHARE - DILUTED                           $      0.03      $     (1.10)
                                                                ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                          5,975,424        5,867,154
                                                                ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                  5,988,638        5,867,154
                                                                ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)

                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                     1998                1997
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $   156           $ (6,441)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                                1,748              2,302
          Provision for doubtful accounts                                                238              1,738
          Gain on legal settlement                                                         -                (47)
          Interest on discounted obligation                                              165                274
          (Gain)/loss on sale of equipment                                                (8)                 7
          Gain on sale of joint venture interest                                         (17)                 -
          Provision for increase in contractual obligations to employees                  41                 63
          Minority interest                                                              353                130
          Stock option compensation expense                                                -                281
          Change in current assets and liabilities-
              Decrease in receivables                                                    942                 63
              Decrease in other current assets                                            43                473
              Decrease in accounts payable                                            (1,205)               (49)
              (Decrease)/Increase in accrued expenses                                   (864)             1,537
                                                                                     -------           --------
                  Net cash provided by operating activities                            1,592                331
                                                                                     -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                       33                  -
    Capital expenditures                                                                (292)               (50)
    Deposits, loans and investments                                                        6                (41)
                                                                                     -------           --------
                 Net cash used by investing activities                                  (253)               (91)
                                                                                     -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                           (847)            (1,042)
   Distributions to minority interests                                                  (313)              (155)
   Payments of contractual obligations to employees                                     (112)              (579)
   Borrowings on long-term debt                                                           75                  -
                                                                                     -------           --------
                 Net cash used in financing activities                                (1,197)            (1,776)
                                                                                     -------           --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                     142             (1,536)

CASH AND CASH EQUIVALENTS, beginning balance                                             657              1,607
                                                                                     -------           --------

CASH AND CASH EQUIVALENTS, ending balance                                            $   799           $     71
                                                                                     =======           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                        $ 1,252           $  1,020
Income taxes paid                                                                          1                137

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                 28                 76



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

Earnings Per Common Share

Earnings per share for the three and nine month periods ended September 30, 1998 and 1997 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 317,000 and 351,966 shares of the Company's common stock have been granted for the three and nine month periods ended September 30, 1998, respectively, and no options have been exercised for the three and nine month periods ended September 30, 1998.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended September 30, 1998 and 1997 (dollars in thousands):

                                                                       For the three months ended
                                                                       --------------------------
                                                                              September 30,
                                                                              -------------
                                                                         1998                 1997
                                                                         ----                 ----
         Basic earnings per share:
            Net income (loss)                                              $ 213           $ (1,492)
            Average shares outstanding                                 5,975,424           5,867,154
            Income (loss) per share                                       $ 0.04            $ (0.25)
         Diluted earnings per share:
            Net income (loss)                                              $ 213           $ (1,492)
            Average shares outstanding                                 5,975,424           5,867,154
            Shares issuable for Keystone merger                                -                   -
            Stock warrants                                                     -                   -
            Stock options                                                 27,094                   -
                                                                       ----------          ----------
            Diluted average shares outstanding                         6,002,517           5,867,154
            Income (loss) per share                                       $ 0.04             $ (0.25)

The following table reconciles the number of shares utilized in the earnings per share calculations for the nine-month periods ended September 30, 1998 and 1997 (dollars in thousands):

                                                                        For the nine months ended
                                                                        -------------------------
                                                                               September 30,
                                                                               -------------
                                                                          1998              1997
                                                                          ----              ----
         Basic earnings per share:
            Net income (loss)                                              $ 156          $ (6,441)
            Average shares outstanding                                 5,975,424          5,867,154
            Income (loss) per share                                       $ 0.03           $ (1.10)
         Diluted earnings per share:
            Net income (loss)                                              $ 156          $ (6,441)
            Average shares outstanding                                 5,975,424          5,867,154
            Shares issuable for Keystone merger                                -                  -
            Stock warrants                                                     -                  -
            Stock options                                                 13,214                  -
                                                                       ---------          ---------
            Diluted average shares outstanding                         5,988,638          5,867,154
            Income (loss) per share                                       $ 0.03           $ (1.10)

For the three month periods ended September 30, 1998 and 1997, and the nine month periods ended September 30, 1998 and 1997, options to purchase 716,408, 909,800, 716,408 and 909,800 and warrants to purchase 633,500, 843,500, 633,500 and 843,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for the three and nine month periods in 1997. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee and of the Board of Directors. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Statements of Cash Flows

During September 1998, approximately $29,000 of debt was assumed by a third party in connection with the sale by the Company of a certain joint venture interest.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                          September 30,    December 31,
                                                                              1998            1997
                                                                          ------------    ------------
Excess of cost over net assets acquired (40 years)                         $ 17,297         $ 17,481
Employment agreements (2 to 7-1/2 years)                                        625              625
Keystone tradename (20 years)                                                 2,500            2,500
Covenant not to compete (5 years)                                                78               78
Assembled Keystone workforce (5 years)                                          600              600
Deferred financing and other costs (5 years)                                    803              808
                                                                           --------         --------

Gross intangible assets                                                      21,903           22,092

Less-accumulated amortization                                                (3,486)          (2,871)
                                                                           --------         --------

Net intangible assets                                                      $ 18,417         $ 19,221
                                                                           ========         ========


3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                          September 30,   December 31,
                                                                               1998           1997
                                                                           -----------    ------------
Term loan with Senior Lender                                               $  6,083      $  6,083
Revolving line of credit with Senior Lender                                   2,000         2,000
Acquisition facility with Senior Lender                                       6,000         6,000
Non-interest bearing term notes to Thomas Zaucha and the
     Zaucha Family Limited Partnership                                        2,625         2,625
Term notes to Thomas Zaucha and the Zaucha Family
     Limited Partnership
                                                                              2,400         2,400
Capital lease obligations with interest rates ranging from 9%
     to 15.6%
                                                                                612         1,241
Other debt                                                                      505           685
                                                                           --------      --------
Total long-term debt                                                         20,225        21,034

    Less:
       Current portion                                                      (18,551)      (18,221)
       Debt discount                                                           (495)         (774)
                                                                           --------      --------
Long-term debt                                                             $  1,179      $  2,039
                                                                           ========      ========

As of September 30, 1998, the Company has no unused amounts under its existing credit facilities. During the third quarter of 1998, the Company's weighted average interest rate was 9.9%.

The Company is currently in default of its obligations under its credit facility with its Senior Lender, Cerberus Partners, LP. In September 1997, Cerberus purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.2 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of September 1997. The Company has subsequently entered into extensions of the forbearance agreement directly with Cerberus, the most recent of which is effective through November 20, 1998. Please refer to the Liquidity and Capital Resources section of Item 2 for further discussion.

4.  RESTRUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of the actions of the management team that controlled Northstar prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the proxy solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. Although the majority of these issues were resolved in 1997, certain matters are still subject to resolution in 1998. Please refer to Note 6, Commitments and Contingencies, and to the Legal Proceedings section in Item 1 of Part II for a discussion of these outstanding matters.

A summary of these unusual and non-recurring expenses is as follows (dollars in thousands):

                                                     For the nine months ended
                                                           September 30,
                                                     -------------------------
                                                         1998       1997
                                                         ----       ----
Company costs related to proxy solicitation incurred
     by former management                                $ --     $  527
Proxy solicitation cost incurred by Mr. Zaucha             --      1,750
Additional legal and accounting fees                       --        558
Write off of intangible assets                             --        477
Litigation and investigation costs                         66        528
Corporate restructuring costs                             171        309
                                                         ----     ------
          Total                                          $237     $4,149
                                                         ====     ======


5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of Northstar, and Mr. Zaucha's family limited partnership, have debt due directly to them of $3,919,000 and $1,105,000 as of September 30, 1998, respectively. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership also have 1995 earn-out payments and accrued interest due directly to them totaling $453,000 and $128,000, respectively, as of September 30, 1998.

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

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through September 30, 1998, the Company has incurred an expense of $352,770 related to rent due on these spaces. A Special Committee of the Board of Directors of the Company has evaluated, through an appraisal by an independent real estate professional, the fair market lease rates for these properties, and has determined that the leases are substantially within the range of market rent in the aggregate, and therefore, a renegotiation of the leases is not required.

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

7. STOCK OPTIONS AND WARRANTS:

In connection with stock options previously granted to the Company's Board of Directors and Board Secretary, certain stock options were granted outside of any stock option plan of the Company. The Company has determined that the Common Stock underlying the options granted outside the stock option plans cannot be registered under federal and state securities laws without significant expense to the Company. Because it is cost prohibitive to register the stock underlying these options, the Board of Directors has taken action to cancel, in the aggregate, 127,500 stock options previously granted to the Directors and Secretary, pursuant to a cancellation agreement dated August 3, 1998. New options were subsequently granted under the Company's 1997 Stock Option Plan pursuant to parameters previously established by the Board of Directors.

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

Results of Operations

Three Months Ended September 30, 1998 and 1997

Total revenue

During the third quarter of 1998, the Company's total revenues increased by $12,000, or .2%, from $7,921,000 for the third quarter of 1997 to $7,933,000 for the third quarter of 1998. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $352,000. Net patient service revenue from continuing operating units increased $199,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in the second quarter of 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $14,000. Offsetting these increases, revenues decreased approximately $479,000 as the result of the closure or termination of certain clinics and contracts, including $370,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services decreased approximately $74,000.

Costs of service and Gross profit

Due to the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined from the third quarter of 1997 to the third quarter of 1998. As a result, the Company's costs of service decreased $351,000 from $4,041,000 for the third quarter of 1997 to $3,690,000 for 1998, or 8.7%, despite the increase in total revenues. As a percentage of net patient service revenue, costs of service also decreased from 53.8% in the third quarter of 1997 to 48.5% in the third quarter of 1998. As a result of the increase in total revenue and decrease in costs of services, gross profit also increased $363,000, from $3,880,000 (49.0% of total revenue) for the third quarter of 1997 to $4,243,000 (53.5% of total revenue) for 1998.

Selling, general and administrative expense

Total selling, general and administrative expenses for the third quarter decreased $130,000 from $2,795,000 in 1997 to $2,665,000 in 1998. The expense for 1997 includes a provision for approximately $220,000 for professional fees compensated with warrants. Excluding this provision, selling, general and administrative expenses for the third quarter increased $90,000, or 3.5%. This increase can be attributed to the expansion of corporate services in the areas of sales, marketing, provider relations and regional management that has contributed to the increased revenues in continuing operations, partially offset by cost reductions implemented in April 1998.

Bad debt expense

The Company incurred bad debt expense of $72,000 or approximately 1.0% of net patient service revenue during the third quarter of 1998 versus $386,000 or approximately 5.1% during the third quarter of 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a new collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. Bad debt expense without recoveries would have been 2.1% of net patient service revenue, which is a more likely level of bad debt expense that can be expected in the future after the catch-up effect of the new collection procedures is fully realized.

Restructuring and non-recurring expense

The Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring during the third quarter of 1998 were $22,000 compared to $654,000 for the third quarter of 1997.

Depreciation and amortization

Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the third quarter of 1998 declined by $40,000 from the 1997 total, reflecting (1) intangible asset write-offs that occurred after the second quarter of 1997 and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

Interest expenses were comparable between years, totaling $535,000 for the third quarter of 1998 compared to $534,000 for 1997. The Company reported net non-operating income of $40,000 in the third quarter of 1998 compared to $23,000 in the third quarter of 1997. Net operating income for the third quarter of 1998 included a gain of approximately $22,000 for the sale of a joint venture interest.

Income taxes

The Company has not recorded a tax provision during the third quarter of 1998. As a result of the losses experienced in 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1998.

Net income

Net income for the third quarter of 1998 was $213,000 compared to a loss of $1,492,000 for the same period in 1997. This significant increase in profitability is due to improved operations, the decrease in the amount of restructuring and other non-recurring expenses, and the decline in bad debt expense from the third quarter of 1997 to the third quarter of 1998.

Results of Operations

Nine Months Ended September 30, 1998 and 1997

Total revenue

For the nine month period ended September 30, 1998, the Company's total revenues declined by $733,000, or 2.9%, from $25,136,000 for the first nine months of 1997 to $24,403,000 for 1998. Revenues decreased approximately $2,662,000 as the result of the closure or termination of certain clinics and contracts, including $370,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services decreased approximately $203,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $771,000. Net patient service revenue from continuing operating units increased $1,199,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in the first nine months of 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $162,000.

Costs of service and Gross profit

Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $1,151,000 from $12,531,000 for the first nine months of 1997 to $11,380,000 for 1998, or 9.2%. As a percentage of net patient service revenue, costs of service decreased during the first nine months of 1998, from 52.6% in 1997 to 48.8% in 1998. As a result of the decrease in costs of services in the second and third quarters of 1998, gross profit increased $418,000, from $12,605,000 for the first nine months of 1997 to $13,023,000 for 1998. As a percentage of total revenue, gross profit also increased, from 50.1% of revenue for 1997 to 53.4% for the first nine months of 1998.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first nine months increased $349,000 from $8,004,000 in 1997 to $8,353,000 in 1998. The 4.4%
increase can be attributed to the expansion of corporate services in the areas of sales, marketing, provider relations and regional management that has contributed to the increased revenues in continuing operations, partially offset by cost reductions implemented in April 1998.

Bad debt expense

The Company incurred bad debt expense of $238,000 or approximately 1.0% of net patient service revenue during the first nine months of 1998 versus $1,738,000 or approximately 7.3% during the first nine months of 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a new collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. The first nine months of 1997 included a bad debt reserve of $400,000 directly attributed to a sub-acute contract in Illinois that had been determined to be uncollectible. Without this specific reserve, bad debt expense would have been approximately 5.6% of net patient service revenue for the first nine months of 1997.

Restructuring and non-recurring expense

The Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring during the first nine months of 1998 were $237,000 compared to $4,149,000 for the first nine months of 1997.

Depreciation and amortization

Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily finance costs. Amortization of intangibles for the first nine months of 1998 declined by $164,000 from the 1997 total, reflecting (1) intangible asset write-offs that occurred after the first nine months of 1997, and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company.

Interest and other non-operating expenses

Interest expenses were $1,598,000 for the first nine months of 1998 compared to $1,671,000 for 1997. This decrease can be attributed to the amortization of leases and other debt. The Company reported net non-operating income of $57,000 for the first nine months of 1998 compared to $4,000 in the first nine months of 1997. Net operating income for the first nine months of 1998 included a gain of approximately $23,000 for the disposal of a joint venture interest and approximately $8,000 in gains on the disposal of fixed assets as compared to $7,000 in losses for the first nine months of 1998.

Income taxes

The Company has not recorded a tax provision during the first nine months of 1998. As a result of the losses experienced in 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1998.

Net income

Net income for the first nine months of 1998 was $156,000 compared to a loss of $6,441,000 for the same period in 1997. This significant reduction in net losses is due to improved operations, the decrease in the amount of restructuring and other non-recurring expenses, and the decline in bad debt expense.


Liquidity and Capital Resources

The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company had come to a verbal agreement on restructured payment terms and covenants in March 1998; however, since that time, the Company has been unable to finalize a written restructuring of this debt. The Company has continued to comply with the terms of the last forbearance agreement, which has recently been extended through November 20, 1998, and has made monthly payments to Cerberus that approximate the monthly interest expense on the loan.

During the nine months ended September 30, 1998, the Company provided $1,592,000 versus $331,000 of cash by operations during the first nine months of 1997. This change in cash provided from operations is primarily the result of (1) a decrease in the net loss from $6,441,000 during the first nine months of 1997 to net income of $156,000 during the same period in 1998 that allowed the Company to reduce the amount of its outstanding liabilities and (2) the increased efficiency in accounts receivable in the first nine months of 1998 that resulted in decreased receivables and an improvement in the provision for doubtful accounts.

The net cash used in investing activities was $253,000 in the first nine months of 1998 as compared to $91,000 in the first nine months of 1997, resulting primarily from an increase in expenditures for capital items in 1998.

During the first nine months of 1997, the Company made debt principal payments of $1,042,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $847,000 for the first nine months of 1998 due to the final payment of certain debt after the first nine months of 1997. In addition, during the first nine months of 1998, the Company paid approximately $313,000 to minority interest holders in companies controlled by Northstar and $112,000 under contractual obligations with certain employees. During the first nine months of 1998, the Company made no additional material borrowings under any debt arrangements.

Summary

Although the Company has experienced a significant improvement in its cash flow, it continues to face a potential liquidity crisis as a result of the significant expenses incurred related to the contest for corporate control in 1997; expenses arising out of certain actions taken by the Company's pre-1996 management; prior obligations to buy out profit-sharing interests in several of the Company's key clinics; and ongoing changes in healthcare reimbursement. In addition, the Company has not been able to finalize a restructuring of its debt with its senior lender, Cerberus Partners, LP, although negotiations are continuing at this time. The Company's Chairman has indicated that he will not demand immediate reimbursement of all expenses due to him in connection with the 1997 proxy fight, and he is currently negotiating with the Special Committee of the Board a restructuring of other components of his debt and stock guarantees of which the Company is currently in default. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations in the foreseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, and there can be no assurance that the assets of the Company will be fully realizable.

In response to these developments, the Company has continued to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. The result has been a significant improvement in the operating and net income of the Company. The Company has now reported two consecutive profitable quarters, in part due to the previously announced implementation of an expense reduction plan. Although originally expected to reduce operating expenses in excess of $250,000 per month on an ongoing basis, actual results have been a positive effect on net income of approximately $100,000 per month. In order to realize an effect closer to the original projection, a reorganization of regional management was implemented in October 1998 that is expected to reduce administrative expenses $800,000 per year on an annualized basis beginning in January 1999. In addition, management is continuing to analyze additional potential areas of cost savings and mechanisms to increase revenues that will allow the Company to maximize net income.

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

Based on a recent assessment, the Company has determined that it will not be required to replace significant portions of its software or hardware in order for its computer systems to properly utilize dates beyond December 31, 1999. The Company has received statements of Year 2000 compliance from three of its software vendors, and is testing recently installed software upgrades on the remaining packages to insure compliance with all aspects of the systems. The Company is in the process of analyzing the need for any updates to any of the computer hardware currently being utilized within the Company, with initial assessments showing that the majority of the hardware is in compliance, and minor fixes may be necessary on certain systems. The Company presently believes that if any modifications are required related to either hardware or software, they will be insignificant in scope and cost. Currently, the expense associated with these modifications is estimated at less than $25,000.

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

To the extent that the Company's computer systems need to be modified to remediate any Year 2000 Issue, the Company plans to complete remediation by December 31, 1998. The Company's assessment of its Year 2000 Issue is based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that management's assessments that the Company's Year 2000 Issue is insignificant to correct is accurate.


Item - 3. Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments

The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its interest rate risk or for any other purpose.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On October 2, 1998, Nicholas P. Horoszko, a named defendant in the lawsuit filed by the Company in September 1996 under the Racketeer Influenced and Corrupt Organization Act ("RICO") in federal court in Pittsburgh, filed a demand for arbitration against the Company for alleged breach of contract. Horoszko is seeking damages of approximately $225,000. The Company plans to vigorously contest this liability. No scheduling order has yet been entered on this claim.

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


Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $5,496,000 and accrued interest in the amount of approximately $1,147,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).


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

The person or persons named as a proxy on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors in connection with the Company's 1999 Annual Meeting of Stockholders will be authorized to vote in his or their own discretion on any proposal as to which the Company shall not have received written notice by January 8, 1999.

On August 20, 1998, the Board of Directors approved amendments to the Corporation's Bylaws in order to clarify the procedures to be followed and provide for an advance notice in connection with stockholder proposals to be discussed and voted upon at annual and special meetings of stockholders; and, to establish procedures by which stockholders may nominate candidates for election to the Board of Directors. The following is a summary of the amendments, as disclosed in an 8-K filing released by the

Company on September 1, 1998: Any stockholder who intends to bring a matter before a meeting of stockholders, other than nominations for the election of a candidate to the Board of Directors, shall provide written notice to the Company no less than one hundred twenty (120) calendar days prior to the first anniversary date of the mailing date of the Corporation's proxy solicitation materials for the previous year's annual meeting of stockholders. Stockholders who intend to nominate candidates for election to the Board of Directors, shall also notify the Secretary in writing no less than one hundred twenty (120) calendar days prior to the first anniversary date of the mailing date of the Corporation's proxy solicitation materials for the previous year's annual meeting of stockholders. Such written notice shall contain certain information about the candidate being nominated otherwise such nomination may be disregarded by the presiding officer of the meeting.

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

3.1.2 Amendment to Certificate of Incorporation, as filed in the state of Delaware, filed as an exhibit to the Company's 10-Q Quarterly Report dated August 7, 1998, is incorporated by reference.

3.2.1 Bylaws of Northstar Health Services, Inc., filed as an exhibit to the Company's 10-Q Quarterly Report dated August 14, 1997, is incorporated by reference.

3.2.2    Amendment to the Bylaws of Northstar Health Services, Inc., filed as an exhibit in the Company's Form 8-K, dated September 1, 1998, is incorporated by reference.

4.1 1997 Stock Option Plan, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

4.2 1992 Stock Option Plan, as amended, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996, is incorporated by reference.

4.3 Form S-8 Registration Statement (No. 33-94584), 1992 Stock Option Plan filed July 14, 1995, is incorporated by reference.

4.4 Form S-8 Registration Statement (No. 333-57051), 1997 Stock Option Plan, filed June 17, 1998, is incorporated by reference.

4.5 Post Effective Amendment No. 1 to Form S-8 Registration Statement (No. 33-94584), 1994 Stock Option Plan, filed June 17, 1998, is incorporated by reference.

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

10.6 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Stearns & Co., dated August 28, 1998.

10.7 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Stearns & Co., dated October 29, 1998.

10.8 Assignment and Acceptance Agreement between Northstar Health Services, Inc. and Cerberus Partners, LP, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated September 8, 1997, is incorporated by reference.

10.9 Advisory Agreement between Northstar Health Services, Inc. and Commonwealth Associates, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, dated June 9, 1997, is incorporated by reference.

27       Financial Data Schedule

(b)      Reports on Form 8-K

         Form 8-K, dated September 1, 1998. The item listed was Item 5, Other Events; Item 7(c), Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By: /s/ Thomas W. Zaucha
    --------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 6, 1998


By: /s/ Lisa S. Guarino
    -------------------
Lisa S. Guarino, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: November 6, 1998