Form 10-K
period 1998-12-31
NORTHSTAR HEALTH SERVICES INC
filed 1999-03-30
CIK 896880

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From __________ to __________

         COMMISSION FILE NUMBER 0-21752

                         NORTHSTAR HEALTH SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     25-1697152
        --------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA           15701
----------------------------------------------           -----
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (724) 349-7500
        Securities registered pursuant to Section 12(g) of the Act: None

                                                     Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------
   Common Stock-Par Value $.01 Per Share                       *

    *Due to circumstances described herein, the Common Stock was delisted on May 31, 1996 and is currently quoted on the Over the Counter Bulletin Board.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as of March 23, 1999 is set forth below:

                                           Aggregate Market Value of the
         Class of Stock                Voting Stock held by Non-Affiliates
         --------------                -----------------------------------
Common Stock, $.01 par value                        $3,921,073

         The number of shares of Common Stock outstanding at March 23, 1999:

                                                                       5,975,424

     DOCUMENTS INCORPORATED BY REFERENCE:         PART OF FORM 10-K INTO WHICH
                                                  THIS DOCUMENT IS INCORPORATED:
          None

-------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         From time to time, the Company will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; the uncertainties surrounding the healthcare industry in general; and the uncertainties relating to the Year 2000 issue.

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

         The Company's corporate and subsidiary operations are organized to better position itself to efficiently manage existing and emerging opportunities in its primary markets. As such, the Company has defined three operating subsidiaries:

         o KEYSTONE REHABILITATION SYSTEMS, INC. ("Keystone") provides outpatient rehabilitation, primarily to ambulatory patients at fifty-nine (59) outpatient sites specializing in orthopaedics, sports and neurologic rehabilitation. Keystone utilizes physical therapists, occupational therapists and speech therapists to provide its services. Keystone also contracts with hospitals, nursing homes, home health agencies, personal care homes and school districts to provide physical therapy, occupational therapy, speech language pathology and athletic training services. Keystone is one of the largest providers of outpatient rehabilitation services in Pennsylvania.

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

         o NORTHSTAR MEDICAL SERVICES, INC. ("NMS") is a subsidiary corporation that was designed to develop and manage physician practices. To date, the primary focus of this company has been Penn Vascusonics, P.C., a radiology practice that provides multiple mobile diagnostic services including mammography, ultrasound and echocardiography to physicians, nursing homes and industries. Through this professional corporation, hospital-quality testing is provided onsite in physician offices and long term care facilities that provide for an environment that makes the diagnostic experience less stressful and more convenient for the patient. Mobile services are provided through a fleet of customized vans equipped for transporting equipment to physician office locations. The Company also operates five (5) freestanding diagnostic centers in Western Pennsylvania. In March 1998, the Company announced that in keeping with its decision to focus its efforts on its core rehabilitation business, it had decided to withdraw from the mobile diagnostic industry. However, it has been unsuccessful at finding a buyer for this business. Therefore, management has reorganized the operations of the diagnostic centers to provide more efficient and cost effective operations.

         As of December 31, 1998, the Company had fifty-nine (59) outpatient rehabilitation clinics, five (5) freestanding diagnostic testing centers and fourteen (14) contractual agreements with patient care facilities. The Company continues to strive to expand its presence as a provider of physical rehabilitation and related services in its geographic marketplace in Pennsylvania, Ohio and West Virginia.

         As will be discussed in the Business Strategy section, the Company continues to concentrate its efforts on strengthening operations and increasing profitability in the outpatient therapy and rehabilitation business, its core business and primary source of revenue. At the Corporate level, the Company has consolidated certain regional management functions to contain costs and streamline the services provided to operating subsidiaries.

OPERATIONS

         OUTPATIENT REHABILITATION CLINICS. As of December 31, 1998, The Company owned and operated fifty-nine (59) outpatient rehabilitation clinics in Pennsylvania, Ohio and West Virginia. The Company provides a wide range of outpatient rehabilitation therapy services to patients who suffer from a variety of physical ailments including muscular pain, loss of function, injury or impairment. The Company provides services, prescribed by the patient's physician, through licensed therapists, therapist assistants, aides and related personnel, while coordinating the establishment and maintenance of patient records, billings to third-party payors and management and operations of the clinics. Northstar leases and purchases equipment for the outpatient clinics and, although the amount and type of equipment for each clinic may vary, such equipment typically includes whirlpools, electric stimulation and ultrasound units, exercise machines and hot and cold pack units.

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

         CONTRACT REHABILITATION. As of December 31, 1998, the Company had contractual arrangements with fourteen (14) patient care entities that the Company considers to be of a significant nature based on the level of revenue derived from these contractual agreements. Under these contracts, the patient care facility generally furnishes the space for the delivery of rehabilitative therapy treatments, and the Company provides all other necessary services, including the appropriate rehabilitation therapies, on-site management, staff recruitment, continuing education, and quality assurance. The Company provides services that allow patient care facilities to offer advanced multidisciplinary therapies that may not be available through their own in-house resources. Northstar is compensated under such contracts on a fee-for-service basis and typically collects payment for services directly from the patient care facility, which in turn receives reimbursement from other third-party payors. Generally, the Company enters into one-year or renewable contracts that typically can be cancelled upon a notice of between thirty (30) to ninety (90) days.

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

         The Company believes that as the rehabilitation industry continues to consolidate, it will be necessary to react to industry changes in order to position the Company to stabilize its operations in its geographic marketplace. Therefore, the Company will attempt to limit its entry into new contractual agreements in patient care facilities and opening new outpatient centers to those contracts or locations where the potential to achieve profitability appears reasonable. As the outpatient industry achieves more growth resulting from, among other things, earlier patient discharge from hospitals and other patient care facilities, the Company believes it can sustain controlled growth by focusing on its core rehabilitation business while forming strategic alliances with other entities or providers to capitalize on what it believes are the inherent growth factors of the rehabilitation industry. They are:

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

BUSINESS RISK

         The Company is currently experiencing critical financial conditions that raise doubts about the ability of the Company to continue as a going concern. Although the Company experienced a significant improvement in the results of its core rehabilitation therapy businesses which resulted in net income for the year ended December 31, 1998, it has not yet been able to offset the continued losses in the mobile diagnostics business and generate sufficient cash flow to service the Company's outstanding debt and other obligations that are past due. While the Company has been in negotiations with its principal creditors, including the holder of its senior secured debt, to effectuate a restructuring of its payment obligations, it has not been able to reach such an agreement, and existing defaults on its payment obligations give the holder of its senior debt the right to accelerate the Company's payment obligations at any time. In addition, the Company's shares have been delisted from the NASDAQ National Market, where they were formerly traded, thus decreasing the Company's access to additional equity capital. The Company is operating currently based upon the voluntary forbearance of its principal creditors, the continuation of which cannot be assured. Moreover, the Company's current financial condition will make it more difficult, if not impossible, for the Company to attract additional financing, or for the Company to present itself to possible purchasers as an attractive acquisition candidate. If the Company is unable to effectuate a business combination with a financially stronger entity or to raise additional capital and/or effect a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it.

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

         o EXPAND REFERRAL SOURCES. The Company seeks to expand the referral base of the outpatient rehabilitation clinic by aggressively marketing its rehabilitation services to local and regional referral sources such as primary care physicians, orthopaedic surgeons, private industry, insurance companies and managed care organizations. As part of its strategy, the Company has increased its emphasis on sales and marketing and is targeting existing and new markets in order to gain increased referrals.

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

         o EXPAND CONTRACTS WITH PATIENT CARE FACILITIES. The Company continues to seek additional contracts with, as well as expand the range of services it offers to personal care homes, assisted living centers, hospitals, schools and home health care agencies.

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

         o INCREASE EFFICIENCY OF OPERATIONS. The Company maintains centralized accounting, payroll, accounts receivable/payable and other administrative functions such as billing and collection. Certain other functions, including regional management, sales and marketing, and provider relations have been centralized to contain costs and maximize efficiency.

         The Company believes that the success of its future business strategy and profitability will depend upon several key issues. The Company is aware that given its limited resources, it must focus its efforts on its core rehabilitation business and avenues necessary to maximize revenues in its existing outpatient facilities. In 1998, due to continued losses in the mobile diagnostic division, the Company decided to withdraw from the mobile diagnostic business and place the assets for sale. However, it has not been successful in finding a buyer. Therefore, management is focusing its attention on improving profitability and operational efficiency in the mobile diagnostic business. In conjunction with this strategy, the Company realizes the need to control costs and expenses and subsequently has engaged certain cost containment measures in order to reduce and/or eliminate unessential costs. These measures include a reduction of staffing levels, if appropriate, at all locations and the elimination of any costs not necessary to operations. Management believes that additional expense reduction measures are necessary in order to achieve desired levels of profitability.

         In addition to cost containment measures, the Company will attempt to maximize the performance of its core physical therapy and rehabilitation business. At the Corporate level, an administrative function that encompasses sales, marketing and provider relations, has been created to conduct an ongoing marketing and sales campaign that targets the key referral sources of the Company in order to attract and expand existing business. The Company expects much of its future success will rely on its ability to maximize referrals from physicians, industries and managed care organizations.

         The Company continues to face severe financial difficulties, described in more detail in the Management's Discussion and Analysis section, and management continues to review its existing business in order to identify and eliminate unprofitable business units. In 1998, approximately sixteen (16) contractual arrangements with patient care facilities were terminated. In addition, two (2) outpatient facilities in Pennsylvania and one (1) in West Virginia, which were unprofitable, were closed. Despite its limited available resources, the Company was able to open four (4) outpatient facilities in Pennsylvania and one (1) in Ohio in 1998 with minimal capital investment. The Company believes that by the assessment and elimination of unprofitable business units, and the strategic opening of low-cost, low-risk, new business units, it can protect the core rehabilitation business and improve its cash position. Overall, the Company realizes that a business strategy aimed toward maximizing revenues and profitability from existing operations is necessary to achieve financial results that could ultimately lead to relisting of its Common Stock on a national market or exchange. However, the Company does not believe that this will happen anytime in the forseeable future.

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

         Keystone Rehabilitation Systems, Inc. ("Keystone")

         On November 15, 1995, NSK Merger Corp., a newly-formed subsidiary of the Company, was merged with and into Keystone (a Pennsylvania corporation) (the"Merger"). See Note 3 to the Financial Statements.

         As consideration for the Merger, the shareholders of Keystone, Thomas
W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders"), received, in part, an aggregate of 944,352 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company (the "Stock Consideration"). The Company guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation. This amount has been recorded as a liability in accrued expenses at December 31, 1998 (See Note 8 to the Financial Statements), with the offset recorded to Additional Paid-In Capital. The Special Committee of the Board of Directors has been charged with the authority to negotiate the satisfaction of this obligation with the Shareholders, which could be done through the payment of cash, issuance of stock, issuance of notes, or a combination of any or all of these items. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate by the Special Committee.

         The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. The Special Committee and the Zaucha's have agreed that no earn-out will be paid for 1996, the earn-out for the year 1997 will be reduced by $504,725 and the earn-out for the years 1998 through 2000 will be reduced by a minimum of $192,800 per year. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. However, the Company has determined that the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in 1997, and, therefore, in accordance with the carryover provision above, there is an amount due to the Shareholders in the amount of $1,095,275 for 1997. The Company has determined that, based on the results of operations for 1998, there is an amount due to the Shareholders in the amount of $1,407,200 for 1998. Accordingly, at December 31, 1998, the Company accrued the earn-out payments of $2,502,475 with an offsetting entry to goodwill.

         Penn Vascular Lab, P.C. ("PVL")

         On November 28, 1995, the Company acquired from PVL (a Pennsylvania professional corporation) certain assets and the stock of Vascusonics, Inc. (a Pennsylvania corporation or "Vascusonics"). The agreement provided for a management services contract whereby the Company would provide such services to PVL for a period of two years in exchange for a fee equal to the excess of collected revenue over the sum of $75,000 and PVL's business expenses. Although the management services contract expired on November 28, 1997, it was renewable annually at the mutual agreement of both parties. The purchase agreement also provided the Company with the option to purchase the stock of PVL for one dollar under certain circumstances, during the period one year after the management services contract is terminated.

         As consideration, in part, for the above-mentioned items, the Company promised to pay certain contingent payments to the Seller. The contingent payments, as revised by mutual agreement in January 1997, to the Seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceeded $3,200,000, then a payment of $37,500 was to be made to the Seller. If the Collected Revenues were in excess of $3,400,000 and $3,600,000 in each year then the payment to the Seller would be $137,500 and $237,500, respectively. The Company has determined that under the terms of this calculation, there are no contingent payments due for the years ending December 31, 1998 and 1997.

         In January 1997, the Company reached a settlement agreement with the Seller of PVL regarding several disputes. In the terms of this agreement, the Company reduced certain future payments due to the Seller from $100,000 to $50,000, acquired ownership rights to disputed equipment, and reduced contingent payment amounts.

         Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics' accounts receivable on the date of purchase just prior to the consummation of the purchase agreement. Also, Ultrasonics assumed certain leases for equipment used by the Company and entered into new lease terms with the Company. Ultrasonics is a related party which is owned and operated by Jeff Bergman. The Company believed that the lease arrangements with Ultrasonics were for lease rates which were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases which represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company treated the excessive lease payments of $1,178,000 as a disproportionate dividend, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement with Jeff Bergman and Ultrasonics that resulted in mutual releases and no payments to either party.

MARKETING OF FACILITIES AND SERVICES

         As of December 31, 1998, the Company had a sales and marketing staff of ten (10) employees responsible for expanding its patient base in outpatient rehabilitation clinics, subacute and long term care facilities through referrals by physicians, industries and health maintenance organizations and increasing the number of contracts with patient care facilities served by the Company through sales visits, direct and database marketing, advertising and public relations.

         The Company continues to emphasize its sales and marketing activities at the local outpatient rehabilitation clinic and at the regional and corporate levels, targeting hospitals, physicians, industries, insurance companies, managed care organizations and workers' compensation carriers. The Company believes that due to increased competition, an emphasis on increased marketing initiatives are vital to further penetrate target markets, expand into new territories and increase patient flow.

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

         In the majority of states, outpatient rehabilitation facilities do not require review or approval by state regulators. States with Certificate of Need ("CON") regulations place certain limits on the expansion and acquisition of healthcare facilities. Therefore, acquisitions or expansion of existing facilities in these states may require review by state regulators. Presently, Pennsylvania (in which the majority of the Company's facilities are located) does not have a CON requirement. Licensure and certification are both regulatory activities mandated by either state or local agencies or a federal agency. Compliance with the regulatory requirements is monitored by on-site inspections by various representatives of governmental agencies. Although the Company believes that it is currently in compliance with applicable laws, regulations and rules, some of such laws, regulations and rules are broadly written and subject to little or no interpretation by courts or administrative authorities. Hence, there can be no assurance that a third-party or governmental agency will not contend that certain aspects of the Company's operations or procedures are not in compliance with such laws, regulations or rules or that state agencies or courts would interpret such laws, regulations and rules in the Company's favor. The sanctions for failure to comply with such laws, regulations or rules could be denial of the right to conduct business, significant fines and/or criminal penalties. Additionally, an increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

         The Officer of Inspector General of the Department of Health and Human Services ("HHS") has issued guidelines specifying certain business arrangements and payment practices involving providers or other entities, such as the Company, which will not be considered prohibited activities. Commonly termed "safe harbor regulations," the regulations set forth certain standards which, if satisfied, will ensure that the arrangement will not be subject to criminal prosecution or civil sanctions under the fraud and abuse laws. Failure to satisfy the safe harbors in and of itself does not render an arrangement illegal. However, there can be no assurance that enforcement agencies or courts would determine that the Company is in compliance with the safe harbor regulations applicable to its current operations.

         The Company takes measures to safeguard its compliance with governmental rules and regulations by employing individuals at the corporate level who maintain responsibility for identifying, creating and effecting the appropriate policies with respect to compliance with the laws.

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

         One safe harbor protects profit distributions to investors made by publicly traded companies with tangible assets of more than $50 million. At present, the Company does not satisfy the asset threshold for protection under this safe harbor. Another safe harbor covers investment interests in small entities. The criteria that must be satisfied for protection under this safe harbor include, among other things, requirements that no more than 40% of the investment interests of each class of investment interests in the entity may be held by persons, or so-called "tainted investors," who are in a position to make or influence referrals (including hospitals and physicians), furnish items or services to the entity or otherwise generate business for the entity, and that no more than 40% of the entity's gross revenues may come from referrals, items, or services furnished, or business otherwise generated by "tainted investors." Unless a large percentage of the Company's Common Stock is held by "tainted investors," investments in the Company should fall within the safe harbor for investment interests. None of the Company's physical therapy activities are carried out through partnerships or other investment vehicles which are owned in whole or in part by physicians or other third parties which make referrals to, arrange for services by, or recommend the services of such joint ventures.

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

REIMBURSEMENT

         The healthcare industry is generally experiencing a trend toward cost containment as private and governmental payors seek to respond to rapidly escalating healthcare costs. One means of cost containment has been to limit reimbursement rates by capping or lowering fees or restricting the number of treatments which will be reimbursed for any given condition. Pennsylvania, as well as the other states in which the Company operates, have fee schedules which limit the reimbursement rates under workers' compensation programs. Another cost reduction methodology is increased utilization management by third-party payors through the use of physician "gatekeepers" and other pre-certification mechanisms to control utilization of services. The Company expects that legislation and payors' fee schedules and payment methodologies will continue to limit the reimbursement of fees for various services and control access to various services, including rehabilitation services, which may have a material adverse effect on the business, financial position and results of operations of the Company.

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

         Since January 1, 1996, all billings directly to Medicare are being handled through one of seven certified rehabilitation agencies throughout Pennsylvania, West Virginia and Ohio. Any clinics providing Medicare services throughout the Company have been certified as extension sites of one of these agencies. In addition, patient care facilities that contract with the Company for rehabilitation therapy services and which bill Medicare directly for reimbursement of such services also must be certified. The Company believes that all of its facilities are in compliance with such certification requirements; however, the loss of the Company's Medicare certification, or the Medicare certification of the patient care facilities with which the Company contracts could materially adversely affect the Company's ability to obtain Medicare reimbursement for services.

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

         For rehabilitation services provided in the Company's outpatient rehabilitation clinics, most third-party payors, including Highmark Blue Cross/Blue Shield, compensate the insured or a service provider, such as the Company, for physical, occupational and speech therapy at fee levels that are determined to be "reasonable and customary" for such services within a geographic area. The determination of what is "reasonable and customary" is based on "objective industry data." Reimbursement based on this criteria may be substantially less than rates the Company customarily charges and may not cover all of the Company's costs and expenses. As a result, the Company often will seek the balance of such claims, if any, as well as the portion of the claims not covered by third-party payors, directly from the patient. However, certain third-party payor agreements may prohibit the Company from billing a patient for any amount by which the Company's fees exceed those allowed by the payor. Therefore, attempting to collect fees from patients may be uneconomical in light of the associated costs, or may be prohibited by governmental regulations or contractual arrangements with third-party payors, and may be unsuccessful. Additionally, third-party payors could adopt more restrictive reimbursement schedules, which may affect the Company's profitability.

         Prior to December 31, 1998, rehabilitation services provided in the Company's outpatient rehabilitation clinics to Medicare patients were reimbursed on a cost reimbursement methodology subject to cost limitations. The Company is reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. Effective January 1, 1999, Medicare has established fee schedules, by geographic region, with specific reimbursement amounts for each CPT code. In addition, Part B coverage will limit reimbursement applicable to physical and speech therapy combined to $1,500 per year per provider, and a separate $1,500 limit will apply to occupational therapy. The Company expects that this change will decrease reimbursement for services provided to Medicare patients in its outpatient facilities.

         The Balanced Budget Act of 1997 ("BBA") significantly modified the way Medicare will pay for therapy services provided in a long-term care facility. The BBA requires that each facility be reimbursed by Medicare for Part A services under a comprehensive prospective payment system ("PPS") which includes payment for therapy services in an all-inclusive per diem payment based upon the acuity level of the patient. Contracted therapists or therapy companies may no longer separately invoice Medicare and must instead contract directly with the long term care facility to obtain compensation. As a result of this change, and the amount of compensation certain long-term care facilities were willing or able to pay for therapy services based upon their reimbursement by Medicare, the Company has eliminated all but one of its contracts with long-term care facilities as of December 31, 1998.

EMPLOYEES

         As of December 31, 1998, the Company had 449 employees of whom two (2) were executive officers of the Company; 189 were licensed therapists or therapist assistants; and ten (10) were involved in marketing and business development. The Company also has contracts with certain independent physical, occupational and speech therapists that are utilized by the Company on an as needed or minimum number of hours per week basis.

         None of the Company's employees is represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers it relationships with its employees to be satisfactory.

          The Company's business is dependent on its ability to attract and retain qualified therapists and therapist assistants. The Company employs a variety of recruiting techniques, including employee referral, personal phone contact and follow-up, advertising, convention attendance, direct mailing and on-site college recruiting. The Company also maintains relationships with six local physical therapy colleges and two physical therapy assistant schools. The ability of the Company to attract and retain qualified physical, occupational and speech therapists and therapist assistants is crucial to the Company's operations, and competition for qualified, experienced therapists is intense. Therapists may be attracted to hospitals and other facilities that may provide predictable locations and work schedules in contrast to the nature of the Company's services at patient care facilities, which provide less predictable work schedules and changing locations. Although there can be no assurance, the Company believes that it is able to compete effectively for therapists due to its local Pennsylvania presence near several certified rehabilitation schools, provision for reimbursement for continuing education, quality reputation and attractive compensation and benefits package. In addition, the Company believes that its management philosophy appeals to many therapists because it encourages therapists to manage the operations of their respective patient care facilities or outpatient rehabilitation clinics on a semi-autonomous basis, including scheduling, treatment approaches, facility financial performance, marketing and staff retention. The Company also provides therapists with career advancement opportunities beyond the individual facility level. To date, the Company has been able to attract a sufficient number of physical, occupational and speech therapists, either as employees or as independent contractors; although there can be no assurance that this trend will continue. The Company believes its future success will depend in part on its continued ability to attract and retain highly skilled employees. If the Company is unable to attract and retain a sufficient number of qualified therapists to staff all of its facilities, the Company could be materially adversely affected. The Company believes its annual turnover rate among therapists compares favorably with that of its competitors.

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

LIABILITY INSURANCE

         As of January 1, 1998, the Company maintained professional malpractice liability insurance up to $5,000,000 per incident and up to $5,000,000 in the aggregate on all of its professional employees, in addition to coverage for the customary risks inherent in the operation of healthcare facilities and businesses in general. In February 1998, the aggregate limit was increased to $7,000,000. The cost of liability insurance coverage and the availability of such coverage have varied in recent years with a trend toward higher cost. In an effort to control the cost associated with such coverage, the Company has shifted from an occurrence based policy to a claims made policy. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that its coverage will, in fact, be or continue to be available in sufficient amounts and on reasonable terms, or at all.

ITEM 2.   PROPERTIES

         As of December 31, 1998, The Company leased approximately 13,000 square feet as corporate office space at 665 Philadelphia Street, Indiana, Pennsylvania, 15701, under lease agreements extending through November 15, 2005. The Company also leased fifty-nine (59) outpatient rehabilitation clinics in Pennsylvania, Ohio and West Virginia. A typical outpatient rehabilitation clinic encompasses 2,000-3,000 square feet of space and it is leased for an average term of five (5) years. Monthly rental payments range from approximately $300 to $15,000 per month, depending on the location, size, and utilities and services provided. Management continually reviews the size and adequacy of the leased properties and adjustments are made as office space needs change. In connection with its reorganization of regional management in 1998, the Company closed three
(3) regional management offices in late 1998 and early 1999. Northstar also leased five (5) fixed diagnostic sites and one (1) diagnostic management office in Pennsylvania. In addition, Northstar provided mobile diagnostic services in more than thirty-five (35) physician offices, which space the Company rents on an hourly basis.

ITEM 3.   LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may be subject to claims and legal actions, from time to time, by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition.

         In July 1996, Michael Kulmoski, Jr. ("Kulmoski"), Northstar's former Chief Financial Officer filed a demand for arbitration against Northstar. (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW) In his demand for arbitration, Kulmoski, whose employment with Northstar was terminated in the summer of 1996, alleges breach of his employment agreement by Northstar and related claims, including a claim for indemnification under Northstar's by-laws in suits filed against him by Northstar shareholders. Kulmoski later agreed, however, to sever the issue of his right to indemnification from this proceeding to be decided by the courts as an ancillary issue in the Butler case. See Note 20 to the Financial Statements. An arbitration hearing was held on November 6 and 7, 1997 on the issue of liability only, and post-hearing briefs were submitted in mid-February 1998. On March 20, 1998, an arbitration panel decided that the record did not support the conclusion that Kulmoski's employment had been terminated for "cause" as defined in his employment agreement. A hearing on the issue of damages was held on May 1, 1998, and in June 1998, Kulmoski was awarded approximately $136,000 by the arbitration panel on this claim, which has been paid in full as of December 31, 1998.

         In October 1997, in accordance with his agreement to have the issue of his right to indemnification for counsel fees and expenses incurred in his defense of the shareholder actions filed against him in the Butler and Bosco cases, Kulmoski filed a petition for such fees and expenses in the Butler case in which he sought an award of $69,244.02. (Kulmoski Fee Petition in Butler v. Northstar, C.A. No. 96-709, W.D. Pa.) Although Northstar had raised an issue whether Kulmoski was entitled to indemnification under its by-laws under the circumstances of these cases, in an effort to resolve this matter, Northstar agreed to confine its objections to the amount of the counsel fees and expenses claimed in the petition. In an opinion and order dated December 16, 1997, the court agreed with Northstar's objections and awarded Kulmoski $22,050.77 in counsel fees and expenses. Notwithstanding Kulmoski's agreement to submit this issue to the judge for final resolution, he appealed the court's decision to the United States Court of Appeals for the Third Circuit. By order dated December 17, 1998, the Appeals Court upheld the original award of $22,050.77, which was paid in February 1999.

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

     In March 1998, Robert J. Smallacombe, a former director, consultant and employee of the Company filed a Writ of Summons against the Company and other related parties. Mr. Smallacombe was terminated for cause in May 1997. See Note 15 to the Financial Statements. Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against these claims.

     On October 2, 1998, Nicholas P. Horoszko, a named defendant in the lawsuit filed by the Company in September 1996 described above, filed a demand for arbitration against the Company for alleged breach of contract. Horoszko is seeking damages of approximately $225,000. The Company plans to vigorously contest this liability. No scheduling order has yet been entered on this claim.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         On May 31, 1996, NASDAQ suspended trading in the Company's Common Stock. Prior to its suspension the Company's Common Stock was traded on the NASDAQ National Market under the symbol "NSTR". Since the suspension, the Company's Common Stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol NSTR. On March 23, 1999 the high and low sales prices for the Common Stock of the Company as reported by OTCBB were $0.6875 and $0.6562. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the Common Stock of the Company during the calendar periods indicated, through December 31, 1998, as reported by NASDAQ and the OTCBB.

CALENDAR YEAR AND QUARTER           HIGH             LOW
-------------------------           ----             ---

1996          First Quarter         6.125            2.625
              Second Quarter        5.500            1.250
              Third Quarter         3.125            1.250
              Fourth Quarter        2.000            0.750

1997          First Quarter         3.500            1.187
              Second Quarter        3.000            1.500
              Third Quarter         3.250            1.625
              Fourth Quarter        2.500            0.750

1998          First Quarter         1.125            0.625
              Second Quarter        1.187            0.593
              Third Quarter         1.687            0.500
              Fourth Quarter        1.282            0.500

         As of December 31, 1998, the Company had approximately 1000 holders of record, including those who hold in street name, for its Common Stock.

         The Company has not paid nor does it expect to pay in the future cash dividends on its Common Stock.

         The Company's Registrar and Transfer Agent for its Common Stock is Continental Stock Transfer and Trust Company, New York, New York.

ITEM 6.   SELECTED FINANCIAL DATA

         The information set forth below is provided only for the four years ended December 31, 1998, 1997, 1996 and 1995 because the Company and its independent public accountants cannot provide such information for any prior years due to the resignation of its previous auditors.

      The following summarizes the activity for fiscal years 1998, 1997, 1996 and 1995 (dollars in thousands, except share data):

                                                                            As of December 31,
                                               ------------------------------------------------------------------------------
BALANCE SHEET DATA:                                  1998                1997                1996                 1995
                                               -----------------    ---------------     ----------------     ---------------
    Current Assets                                      $ 6,606            $ 7,296              $ 9,446             $14,603
    Intangible Assets, net                               19,811             19,221               21,132              23,947
    Total Assets                                         28,774             29,514               34,542              43,355
    Current Liabilities                                  33,634             29,129               26,265              26,584
    Long Term Debt                                        1,051              2,039                4,901               6,288
    Total Liabilities                                    34,866             31,313               31,350              32,988
    Total Stockholders' (Deficit)/Equity                 (6,092)            (1,799)               3,192              10,367

                                                                     Twelve Months Ended December 31,
                                               -----------------------------------------------------------------------------
INCOME STATEMENT DATA                                1998                1997                1996                 1995
                                               -----------------    ---------------     ----------------     ---------------
    Net Revenue                                      $   31,881         $   32,606           $   37,872          $   15,771
    Gross Profit                                         17,030             16,193               19,083               5,131
    Operating Income/(Loss)                               2,150            (3,941)              (5,956)            (11,962)
    Non-Operating Expenses                                1,670              2,279                2,226               1,041
    Extraordinary Loss                                        -                  -                    -               (274)
    Net Income/(Loss)                                       401             (5,613)              (8,947)            (13,101)
    Net Income/(Loss) per Share (Basic and
      Diluted)                                             0.07              (0.95)               (1.44)              (3.28)
    Weighted Average Number of
       Common Shares                                  5,975,424          5,880,501            6,216,840           3,996,147
    Cash Dividends Per Common
       Share                                                  -                  -                    -                   -

Certain reclassifications have been made to prior year financial statements to conform with the current year presentation

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; the uncertainties surrounding the healthcare industry in general; and the uncertainties surrounding the Year 2000 issue.

OVERVIEW

         The information presented in this Management's Discussion and Analysis is of a summary nature; please refer to the Financial Statements, including notes, which are included in this report.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

Total Revenue
-------------

         In 1998, the Company's total revenues declined by $725,000, or 2.2%, from $32,606,000 for 1997 to $31,881,000 for 1998. Revenues decreased approximately $2,668,000 as the result of the closure or termination of certain clinics and contracts, including $370,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services decreased approximately $232,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $918,000. Net patient service revenue from continuing operating units increased $1,153,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $104,000.

Costs of Service and Gross Profit
---------------------------------

         Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $1,562,000 from $16,413,000 in 1997 to $14,851,000 in 1998, or 9.5%. As a percentage of net patient service revenue, costs of service decreased from 53.1% in 1997 to 48.8% in 1998. As a result of the decrease in costs of in 1998, gross profit increased $837,000, from $16,193,000 in 1997 to $17,030,000 in 1998. As a percentage of total revenue, gross profit also increased, from 49.7% of revenue in 1997 to 53.4% in 1998.

Selling, General and Administrative (SG&A) Expense
--------------------------------------------------

         Total SG&A expenses for the year declined $742,000 from $11,312,000 in 1997 to $10,570,000 in 1998. The expense for 1997 includes a provision of approximately $441,000 for professional fees compensated with warrants and the expense for 1998 was reduced by approximately $289,000 for the resolution of a legal matter for less than the accrual that had been previously booked. Excluding these items, selling, general and administrative expenses in 1998 decreased $12,000, or less than 1.0%. This slight decrease is the result of reduced expenses due to the cost reductions implemented in 1998 offset by increased expenses due to the expansion of corporate services in 1998 in the areas of sales, marketing, and provider relations that has contributed to the increased revenues in continuing operations.

Bad Debt Expense
----------------

         The Company incurred bad debt expense of $343,000 or approximately 1.1% of net patient service revenue during 1998 versus $2,024,000 or approximately 6.5% during 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a new collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. The expense in 1997 included a bad debt reserve of $400,000 directly attributed to a sub-acute contract in Illinois that had been determined to be uncollectible. Without this specific reserve, bad debt expense would have been approximately 5.3% of net patient service revenue in 1997. In 1998, bad debt expense without any recoveries would have been 2.7% of net patient service revenue, which is a more likely level of bad debt expense that can be expected in the future, after the catch-up effect of the new collection procedures is fully realized and the full recovery of the contract billings that are now being paid.

Restructuring and Non-Recurring Items
-------------------------------------

         During 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring decreased during 1998 to $1,114,000 compared to $2,578,000 for 1997.

Depreciation and Amortization
-----------------------------

         Other operating costs include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, primarily financing costs. Amortization of intangibles for 1998 of $929,000 declined by $188,000 from the 1997 total, reflecting (1) intangible asset write-offs in 1997 and (2) completion of the amortization period for certain assets acquired during previous acquisitions by the Company. The Company expects that amortization of intangibles will continue to decrease in 1999 as a result of additional intangible asset write-offs that occurred during 1998.

Interest and Other Non-Operating Expenses
-----------------------------------------

         Interest expenses were $1,934,000 for 1998 compared to $2,229,000 for 1997. The decrease can be attributed to a decrease in the Company's weighted average interest rate from 1997 to 1998. This was primarily due to decreases in the interest rates charged by the Company's senior lender as a result of decreases in the prime rate during 1998. The Company reported net other non-operating income of $264,000 in 1998 compared to net other non-operating expenses of $50,000 in 1997. The income for 1998 includes $190,000 for gains that resulted from the sale of two joint venture interests, while the expense for 1997 included $66,000 of expense related to the disposal of fixed assets.

Income Taxes
------------

         The Company has recorded a benefit of $366,000 for 1998 versus a benefit of $771,000 during 1997. The benefit in 1997 is a result of the amendment of prior year tax returns for loss carrybacks that resulted in significant federal and state income tax refunds that were received in 1997. The benefit in 1998 is a result of the amendment of prior year tax returns for loss carrybacks that resulted in a federal refund of $272,000 that was received in February 1999. As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1998 or 1999.

Net Income
----------

         The Company reported net income for 1998 of $401,000 compared to a loss of $5,613,000 for the same period in 1997. This significant increase in profitability can be attributed to the improved efficiency of operations, the decrease in the amount of restructuring and other non-recurring expenses and the decline in bad debt expense.

1997 COMPARED TO 1996

Total Revenue
-------------

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

Costs of Service and Gross Profit
---------------------------------

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

Selling, General and Administrative (SG&A) Expense
--------------------------------------------------

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

Bad Debt Expense
----------------

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

Restructuring and Non-Recurring Items
-------------------------------------

         During 1997, certain net costs deemed non-recurring were $2,578,000 compared to $4,969,000 for 1996. A significant portion of the 1997 expense arose from legal fees and other expenses incurred relating to the Consent Solicitation initiated by Thomas Zaucha, the Company's current Chief Executive Officer. These expenses totaled approximately $2,277,000 for 1997, including $527,000 incurred by the Brody management team. Current management estimates that approximately $1,250,000 of the total amount of $1,750,000 incurred by Mr. Zaucha in the proxy contest was the result of additional legal fees necessitated by the hearing in Delaware in May 1997 and the appeal of that decision in August 1997, due to the refusal of the Board of Directors and management team led by Steven Brody (the "Brody Board") to recognize the vote of the shareholders and the decision of the Delaware court.

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

Depreciation and Amortization
-----------------------------

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

Interest and Other Non-Operating Expenses
-----------------------------------------

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

Income Taxes
------------

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

Net Loss
--------

         The net loss for 1997 was $5,613,000 compared to a loss of $8,947,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior lender relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company has been engaged in negotiations with Cerberus to reach a mutually agreeable restructuring of this debt at various times since September 1997. During this process, the Company has continued to enter into extensions of the forbearance agreement with Cerberus, which is currently extended through March 31, 1999, and has made monthly payments to Cerberus that approximate the monthly interest expenses on the loan. However, there can be no assurance that the Company will be able to reach a mutually agreeable restructuring of the debt, or that it will continue to be able to enter into extensions of the current forbearance agreement. In addition, the Company has other obligations, including obligations incurred in the Keystone merger with the

Zaucha's and professional fees with legal and other professional services firms that it is currently unable to pay. The Company is attempting to reach payment agreements with all of these parties; however, there is no assurance that it will be able to do so on mutually agreeable terms.

         During 1998, the cash provided by operations was $2,186,000 versus $1,005,000 during 1997. This change in cash provided from operations can be attributed to a number of items, but is primarily the result of the significant increase in profitability that can be attributed to the improved efficiency of operations, the decrease in the amount of restructuring and other non-recurring expenses and the decline in bad debt expense.

         The net cash used in investing activities was $399,000 in 1998 as compared to $304,000 in 1997, resulting primarily from an increase in expenditures for capital items in 1998.

         During 1998, the Company made payments on long-term debt of $1,079,000, which were primarily scheduled debt and lease payments, as compared to payments of $1,041,000 in 1997. In addition, the Company paid approximately $396,000 to minority interest holders in companies controlled by Northstar and $143,000 under contractual obligations with certain employees. During 1998, the Company entered into capital lease arrangements to finance approximately $194,000 of capital equipment purchases, but did not make any additional material borrowings under any other debt arrangements.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is presently experiencing a severe liquidity crisis as a result of the expenses related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; prior year's operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a permanent restructuring of the terms of its outstanding long-term debt obligations in the forseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

         In response to these developments, the Company continues to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. As the Company has been unsuccessful in selling it's mobile diagnostic business, management is also committed to improving the efficiency and profitability of this venture. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible, and to seek additional sources of revenues. The Company's Chairman has indicated that he will not demand immediate reimbursement of all amounts currently due to him and his family partnership. While the Company is currently in default of its obligations under its Credit Agreement, it has been engaged in negotiations with Cerberus that the Company anticipates will lead to the execution of a permanent restructuring of its debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits". SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for financial statements issued for periods beginning after December 15, 1997. The Company adopted SFAS No. 132 in 1998.

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

         The Company is aware of potential Year 2000 issues in its internal computer systems and software, payor and supplier systems and software, Electronic Data Interchange (EDI) software, and certain therapy and diagnostic equipment that contain computer operating systems. In response to these issues, the Company has formed a Year 2000 Project Team (the "Team") that is headed by the Director of Management Information Systems. This team includes members of senior management, Information Systems professionals, department heads and outside consultants. The Year 2000 Project Team has developed a work plan that includes inventory, assessment, planning, implementation and testing. The scope of this plan encompasses many elements, including hardware, operating systems, application software, end user computing, communications, facilities, equipment and suppliers. Monthly status/progress reports, including Y2K Compliance Status Worksheets, are issued to the Chief Financial Officer who, in turn, updates the Board of Directors.

         The Company's software systems, including its internal financial and billing systems, have all been assessed. The Team has obtained compliance certificates for the General Ledger (general accounting), Accounts Payable, Billing & Accounts Receivable, Fixed Asset and Stock Option software packages. All upgrades, if any, to these systems were done at no cost to the Company. The Payroll system package requires an upgrade for customized features that is anticipated to be completed by April 30, 1999. The cost for this upgrade is estimated to be approximately $3,000. The Company generally utilizes Microsoft based Office Suites and networking products for its office computing software needs and upgrades to newer software as deemed necessary. The Company's current standard products are Windows 95 and Office 97, which are Year 2000 compliant.

         The Company has inventoried its computer equipment and identified potential Year 2000 issues. The upgrade on the Company's IBM RS/6000 operating system is scheduled to be installed in April 1998. All Personal Computer hardware is Year 2000 compliant, with the exception of a few older machines that require a "patch" that will be installed by May 31, 1999, at a total cost of less than $1,000.

         The Company has initiated formal communications with its significant payors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. These communications ask for written assurances that they are or will be Year 2000 compliant. Currently, the Company does not believe the failure of such third parties to remediate their own Year 2000 Issue will have a material adverse effect on the Company. There can be no guarantee, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         As of March 3, 1999, the inventory and assessment phases of the plan were close to completion. The assessment of certain therapy, diagnostic and communications equipment is still being performed, but is expected to be completed by April 15, 1999. The implementation and testing phases are expected to be completed by July 1, 1999.

         Based on the assessment to date, the Company has determined that it will not be required to invest significant funds to replace hardware or software in order for its computer systems or equipment to properly utilize dates beyond December 31, 1999. Estimated costs to upgrade systems or equipment, either already performed or necessary in the future, are not expected to exceed $25,000, which will be provided out of internally generated cash flow. The Company presently believes that if any additional modifications are required that are unknown at this time, they will be insignificant in scope and cost. To the extent that the Company's computer systems or equipment need to be modified to remediate any Year 2000 Issue, the Company plans to complete such remediation by July 1, 1999.

         The Company does not currently believe that it has any material exposure for the Year 2000 issue. However, if the Company discovers any such exposure, it will implement projects to correct or prepare contingency plans to address any such issue. The Company believes that a material failure would occur if a major payor, such as Blue Cross/Blue Shield, was unable to reimburse the Company in a timely manner for services provided. The Company does not believe, based on its current financial situation and access to capital, that it can produce an adequate contingency plan if its significant payors are unable to reimburse the Company on a timely basis for services provided.

         The Company's assessment of its Year 2000 Issue and the associated costs are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actrual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties. Therefore, there can be no assurance that management's assessment that the Company's Year 2000 Issue is insignificant is correct.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors

        Name                        Age               Position                          Held Since
        ----                        ---               --------                          ----------
Michael S. Delaney*                 49         Secretary and Assistant Treasurer       March, 1997
Lisa S. Guarino                     40         Executive Vice-President, Chief         September, 1997
                                               Financial Officer and Treasurer
Lawrence F. Jindra, M.D.            40         Director                                March, 1997
James H. McElwain                   53         Director                                March, 1997
Mark G. Mykityshyn                  41         Director                                March, 1997
Roger J. Reschini                   61         Director                                March, 1997
David B. White                      43         Director                                March, 1997
Thomas W. Zaucha                    53         Chairman of the Board of                November, 1995
                                               Directors, President and Chief
                                               Executive Officer


* Mr. Delaney is not an employee of the Company or its sudsidiaries.

         THOMAS W. ZAUCHA (53) is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and has been a Director of the Company since December 1995. His term as a Director is for 1998 - 1999. He will stand for re-election at the 1999 Annual Meeting. Mr. Zaucha, founder of Keystone Rehabilitation Systems, Inc., served as its Chairman, President and Chief Executive Officer until Keystone merged with Northstar in 1995. Mr. Zaucha became Chairman of the Board and Chief Executive Officer of Northstar in March 1996. Mr. Zaucha has approximately thirty (30) years of experience in the health care and physical therapy related industries. He currently serves on the State Board of Physical Therapy and is a member of the Pennsylvania Physical Therapy Association and the American Physical Therapy Association. Mr. Zaucha was the recipient of the Entrepreneur of the Year Award (Health Care) in 1992 and was named Civic Leader of the Year in 1996. Mr. Zaucha is a member of numerous community and civic organizations. His business address is that of the Company's address.

         LISA S. GUARINO (40) has served as the Executive Vice President, Chief Financial Officer and Treasurer of the Company since September 1997. She is involved in strategic financial decisions for the Company including cash management and financial reporting. Prior to her present position, she served as Chief Financial Officer of Northstar from November 1995 to September 1996 and served as Chief Financial Officer and Controller for Keystone Rehabilitation Systems, Inc. from August 1986 to November 1995. Ms. Guarino obtained her public accounting experience as an auditor with Arthur Andersen LLP in Pittsburgh (1980-1983). She obtained her MBA from Indiana University of Pennsylvania in 1990. Ms. Guarino is an actively licensed Certified Public Accountant in Pennsylvania and is a member of the PICPA and AICPA. Her business address is that of the Company's address.

         LAWRENCE F. JINDRA, M.D. (40) has served as a Director of the Company since March 1997 and is Chairman of the Special Committee and a member of the Compensation & Nominating Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the 1999 Annual Meeting. Dr. Jindra has served as the President of Community Eye Care, P.C., and on the adjunct faculty of the Department of Ophthalmology of the College of Physicians and Surgeons of Columbia University since 1997. Dr. Jindra has also served as the Assistant Chief of Ophthalmology of Northport Veterans Affairs Medical Center and as the Founder and Director of the Glaucoma Consultation Unit since 1994 and 1989, respectively. From 1992 to 1993, Dr. Jindra served as a White House Fellow as a member of the Office of Science & Technology Policy and as a member of the President's Task Force for National Health Care Reform. Dr. Jindra received a Master's Degree in Public Administration (Medicine, Science and Technology Concentration) from Harvard University and a Master of Science Degree in Management from Oxford University. His business address is The Landmark, Suite 305, 99 Tulip Avenue, Floral Park, New York.

         JAMES H. MCELWAIN (53) has served as a Director of the Company since March 1997 and is Chairman of the Audit Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the 1999 Annual Meeting. Mr. McElwain has served as the Chief Operating Officer of S.W. Jack Drilling Company since 1995. From September 1988 until December 1994, he served as the Vice President of Finance of Keystone Rehabilitation Systems, Inc., which merged with the Company in 1995. His business address is 57 South Ninth Street, Indiana, Pennsylvania.

         MARK G. MYKITYSHYN (41) has served as a Director of the Company since March 1997 and is Chairman of the Compensation & Nominating Committee and a member of the Special Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the 1999 Annual Meeting. Mr. Mykityshyn has served as Managing Director of Centaurus Ventures, LLC, since August 1998. He has served as Technical and Financial Consultant with High Technology Venture Finance since 1995. He has also served as President of Strategy Partners, Inc. from 1993 to 1998, a Management and Technology Consultant with Booz Allen & Hamilton, Inc. from 1993 to 1997, and was an Adjunct Professor of Aeronautics at The George Washington University from 1994 to 1995. Prior to 1993, Mr. Mykityshyn served as an aviator in the United States Marine Corps (1982-1989) and earned the Degree of Engineer of Aeronautical and Astronautical Engineering and the Degree of Master of Science in Aeronautical and Astronautical Engineering from the Massachusetts Institute of Technology and a Masters Degree in Public Administration (Science and Technology Policy concentration) from Harvard University (1990-1993). His business address is 1705 Patriots Way, Atlanta, Georgia.

         ROGER J. RESCHINI (61) has served as a Director of the Company since March 1997 and is a member of the Compensation & Nominating Committee and the Audit Committee of the Board of Directors. His term as a director of the Company is for 1998-1999. He will stand for re-election at the 1999 Annual Meeting. Mr. Reschini founded the Reschini Agency, Inc., a multiple line insurance agency, in 1979 and founded TFID, Inc., a real estate development company, in 1984. Mr. Reschini has also been the recipient of a Benjamin Rush Award and a Paul Harris Fellowship. His business address is 922 Laurel Place, Indiana, Pennsylvania.

         DAVID B. WHITE (43) has served as a Director of the Company since March 1997 and is a member of the Compensation & Nominating Committee and the Audit Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the 1999 Annual Meeting. Mr. White is a partner in the law firm of Burns, White & Hickton (Pittsburgh, PA). Mr. White was admitted to the practice of law in 1982, and he is currently a member of the Allegheny County, Pennsylvania and American Bar Associations; the Hospital Association of Pennsylvania; the National Order of Barristers; and the Academy of Trial Lawyers. Mr. White's principal practice areas are general and commercial litigation, insurance law and health care law. His business address is Burns, White & Hickton, 2400 Fifth Avenue Place, 120 Fifth Avenue, Pittsburgh, Pennsylvania.

         MICHAEL S. DELANEY (49) has served as Corporate counsel to the Company since November 1995, and as its Secretary and Assistant Treasurer since March 1997. Mr. Delaney has also served as Corporate counsel to Keystone Rehabilitation Systems, Inc. from 1981 to 1995. Mr. Delaney is in private practice (Indiana, PA). Mr. Delaney was admitted to the practice of law in 1977, and is currently a member of the Indiana County, Pennsylvania and American Bar Associations. His business address is 936 Philadelphia Street, Indiana, Pennsylvania.

         Directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected. Executive officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors, Nominees for director or executive officers of the Company and any other person pursuant to which any of such persons was elected as a director or an executive officer, except various employment agreements between the Company and certain executive officers. (See Executive Compensation, Employment Agreements)

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the Exchange Act, the Company's directors and executive officers, and any persons holding more than ten percent (10%) of the outstanding shares of Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose any failure by such persons to file these reports in a timely manner during the 1998 fiscal year. Based solely upon the Company's review of copies of such reports furnished to it, the Company believes that since January 1, 1998 through December 31, 1998, the Company's current executive officers and directors and the holders of more than ten percent (10%) of the outstanding Common Stock complied with all reporting requirements of Section 16(a) under the Exchange Act.

         ITEM 11.   EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended December 1998, 1997 and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to (i) any person who served as the Chief Executive Officer during fiscal year 1998, and (ii) the other most highly compensated executive officers of the Company to the extent such person's total annual salary and bonus exceeded $100,000 in 1998 (the "Named Executive Officers") in all capacities in which they served.


                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                            Long Term Compensation
                                               ---------------------------------------------      --------------------------------
                                                                                                   Securities
           Name and                                                           Other Annual         Underlying        All Other
       Principal Position         Year            Salary         Bonus       Compensation (1)      Options (#)     Compensation (2)
       ------------------         ----            ------         -----       ----------------      -----------     ----------------

Thomas W. Zaucha                  1998          $ 40,200 (3)      $0               $0                  0                $300
Chairman, President               1997          $125,000 (3)      $0               $0                  0                $300
and CEO                           1996          $125,000 (3)      $0               $0                  0                $300

Lisa S. Guarino                   1998          $125,000 (4)      $0               $0                15,000             $300
Executive Vice President,         1997          $134,445 (4)      $0               $0                15,000             $300
CFO and Treasurer                 1996          $142,630 (4)      $0               $0                10,000             $300

Linda K. Summers                  1998          $184,907 (5)      $0               $0                15,000             $300
Regional Vice President           1997          $141,144 (5)      $0               $0                25,000             $300
of Subsidiary                     1996          $115,086 (5)      $0               $0                  0                $300

         (1) The aggregate amount of all perquisite compensation was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer for fiscal years ended December 31, 1998, 1997 and 1996.

         (2) All dollar amounts listed in this column represent the Company's contributions made on behalf of the Named Executive Officers pursuant to the Keystone Rehabilitation System's Inc. 401(k) Retirement Savings Plan, a qualified plan for the Company's employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). The 401(k) Plan calls for certain annual matching contributions up to prescribed limits of fifty percent (50%) of the employee contribution with a maximum of $300 per employee. Employees can defer up to twenty percent (20%) of their salary. The Named Executive Officers were limited to a maximum deferral of $10,000 for 1998, $9,500 for 1997, and $9,500 for 1996. The
                  401(k) Plan also provides that the Company can make discretionary contributions; however, no such contributions were made by the Company during the year ended December 31, 1998. During the year ended December 31, 1998, the Named Executives received medical benefits under the Company's group insurance policy, including disability and life insurance benefits which are equivalent to such benefits paid to all other full-time employees.

         (3) During 1998, 1997, and 1996, Mr. Zaucha received annual cash compensation in the amount of $40,200, $125,000 and $125,000, respectively, which consisted entirely of salary pursuant to his employment contract which is summarized herein. In 1998, Mr. Zaucha voluntarily reduced his salary from $125,000 per year to $12,500 per year for the period April 1, 1998 to December 31, 1998. Mr. Zaucha also receives funds from the Company in the form of lease payments, note payments and other related-party transactions that relate to the merger with Keystone. See, "Certain Relationships and Related Transactions." Lease payments to Mr. Zaucha for 1998, 1997 and 1996 were $470,360. In conjunction with the merger with Keystone, the Company is required to make earn out payments to Mr. Zaucha, Alice Zaucha and the Zaucha Family Limited Partnership in certain events, none of which have been made to this date. The Company also paid $86,920 in 1998, $80,404 in 1997, and $86,320 in 1996 for real estate maintenance, housekeeping and leasehold improvement construction services to Impulse Development Corporation, a company controlled by Mr. Zaucha.

         (4) Included within Ms. Guarino's salary for 1997 was a severance payment in the amount of $61,285 and consulting fees in the amount of $39,506, which she received for services rendered between May 8, 1997, and August 31, 1997, during which time she was not an employee of the Company. Included within Ms. Guarino's salary for 1996 was a severance payment in the amount of $52,530. Ms. Guarino's position with the Company was terminated on September 30, 1996 and she was reinstated to her position in September 1997 as a result of the Consent Solicitation (defined and discussed below).

         (5) Included in Ms. Summers salary for 1998, 1997, and 1996 are commissions and certain payments she earned pursuant to the terms of her employment agreement and her termination agreement with the Company. Ms. Summers' salary without taking into account the commissions and other payments she earned pursuant to the terms of her employment and termination agreements was $79,288 for 1998, $86,461 for 1997, and $89,603
                  for 1996. Ms. Summers terminated her employment with the Company on December 31, 1998. For a discussion of the material terms of Ms. Summers' employment and termination agreements, see the caption below entitled "Employment Agreements."

OPTION/SAR GRANTS IN FISCAL YEAR 1998

         The following table sets forth information as of December 31, 1998 concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 1998.

                                                                                                           Potential Realizable
                                                                                                          Value at Assumed Annual
                                 # Securities         % of Total                                            Rates of Stock Price
                                  Underlying         Options/SARS         Exercise                            Appreciation for
                                 Options/SARS         Granted to          or Base       Expiration              Option Term
           Name                    Granted             Employees           Price          Date                5%             10%
           ----                    -------             ---------           -----          ----                --             ---

Lisa S. Guarino                     5,000                3.99%             $0.73         04/14/03           $1,008         $2,228
                                    5,000                3.99%             $0.61         08/07/03             $843         $1,862
                                    5,000                3.99%             $0.90         11/06/03           $1,243         $2,747

Linda K. Summers (1)                2,500                1.99%             $0.75         03/31/03             $518         $1,145
                                    2,500                1.99%             $1.02         05/08/03             $705         $1,557
                                    5,000                3.99%             $0.61         08/07/03             $843         $1,862
                                    5,000                3.99%             $0.90         11/06/03           $1,243         $2,747

(1) Based upon Ms. Summers termination of her employment with the Company on December 31, 1998, all options held by Ms. Summers will expire on March 31, 1999.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND FISCAL YEAR END 1998 OPTION/SAR VALUES

         The following table sets forth information regarding the exercise of Options by Named Executive Officers during 1998. The table also shows the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 1998.

                                                                           Number of Securities
                                                                          Underlying Unexercised             Value of Unexercised
                                 Number of Shares                                Options                     In-the-Money Options
                                   Acquired on             Value               Exercisable/                      Exercisable/
           Name                      Exercise            Realized             Unexercisable                     Unexercisable
           ----                      --------            --------             -------------                     -------------
Lisa S. Guarino                          0                  $0                   40,000/0                          $3,800/0

Linda K. Summers (1)                     0                  $0                   40,000/0                          $3,075/0

(1) As indicated in footnote 1 to the table above, the options held by Ms. Summers will expire on March 31, 1999.

COMPENSATION OF DIRECTORS

         In 1998, each Director who was not an employee of the Company received a quarterly retainer fee of $3,000 and attendance fees of $1,000 for each Board of Director meeting at which he was present in person or via telephone means. For the period January 1 through April 14, 1998, each Director who was not an employee of the Company received an attendance fee of $1,000 for each committee meeting at which he was present in person or via telephone means. Subsequent to April 14, 1998, the committee meeting fee was reduced to $500 per meeting. In addition, Directors were granted options on July 31, 1998, to purchase 25,000 shares, at market value, pursuant to re-election to the Board in June 1998.

EMPLOYMENT AGREEMENTS

Thomas W. Zaucha

         In November 1995, the Company and Thomas W. Zaucha, President and Chief Executive Officer of the Company entered into an employment agreement for a term of five years. The agreement specifies Mr. Zaucha's position and duties, compensation and benefits, and termination provisions. The agreement also contains a non-competition provision and a confidentiality provision.

         Under the terms of his employment agreement, Mr. Zaucha serves as the President and Chief Executive Officer of the Company. Mr. Zaucha is entitled to an annual base salary of $125,000 which may be increased but not decreased by the Board at any time based on Mr. Zaucha's contribution to the success of the Company and such other factors as the Board may deem appropriate. In 1998, Mr. Zaucha voluntarily reduced his salary from $125,000 per year to $12,500 per year for the time period April 1, 1998 through December 31, 1998. Mr. Zaucha is also entitled to insurance and health benefit plans available generally to employees of the Company and is eligible to participate in and receive grants under stock option or bonus plans, profit sharing or similar plans and certain other benefits generally available to employees of the Company. In addition, Mr. Zaucha is entitled to a company car.

         The agreement with Mr. Zaucha also provides that if his employment is terminated due to illness or disability, he will continue to receive all payments when due under the agreement. If Mr. Zaucha's employment with the Company is terminated by reason of his death, he will receive all payments under the agreement when due as of the time of his death. If the Company terminates Mr. Zaucha for cause, Mr. Zaucha will only be entitled to accrued and unpaid salary.

Lisa S. Guarino

         In September 1997, the Company and Lisa S. Guarino, Executive Vice President and Chief Financial Officer of the Company, entered into an employment agreement for a term of one year which such term will automatically extend for additional one year periods unless terminated by the Company with ninety days prior written notice. The term of this agreement automatically extended for one year on the first anniversary and is currently effective through August 31, 1999. Upon a change of control of the Company (as defined in the agreement) the term of the agreement will automatically extend for one year from the date of the change of control. In the event of a change of control, Ms. Guarino will have the option of remaining with the Company or any surviving company or being paid six months salary as severance.

         Under the terms of the agreement, Ms. Guarino serves as the Executive Vice President and Chief Financial Officer and reports directly to the Chief Executive Officer. Ms. Guarino is entitled to receive an annual salary of $125,000. This annual salary cannot be reduced without the approval of Ms. Guarino and may be increased at the Board's discretion, with a minimum increase of $5,000 per year. Ms. Guarino voluntarily waived her right to the $5,000 increase in her salary that was due in September 1998 in consideration of the financial circumstances of the Company. Ms. Guarino is entitled to all benefits customary to full-time, exempt management employees of the Company. Ms. Guarino is eligible to receive certain options on a quarterly basis if certain corporate performance goals are achieved under the 1997 Stock Option Plan. In 1997, Ms. Guarino received no options and in 1998, Ms. Guarino received 15,000 options pursuant to this incentive stock option program under the 1997 Stock Option Plan.

         The terms of the agreement also allow Ms. Guarino to operate her consulting business and her accounting services company. Revenues under these businesses were less than $2,500 in 1998.

Linda K. Summers

         In December 1997, the Company and Linda K. Summers, Regional Vice President of the Company's subsidiary, Keystone Rehabilitation Systems, Inc. ("Keystone"), entered into an employment agreement for a term of one year which would automatically renew for additional one year periods unless the agreement was terminated or modified in writing pursuant to prior written notice of ninety days of any anniversary date. This agreement was terminated effective September 30, 1998. As a result of the consolidation of regional management into the Corporate office, Ms. Summers employment with the Company terminated December 31, 1998.

         Under the terms of the agreement, Ms. Summers served as Regional Vice President of Keystone and reported directly to the President of Keystone. Ms. Summers was entitled to receive an annual salary of $95,000. In addition, she was entitled to certain bonuses and grants of options based on the financial performance of the Company. In 1998, Ms. Summers received options to purchase 15,000 shares of Common Stock under the Company's 1997 Stock Option Plan. Ms. Summers was also eligible to participate in the incentive programs which were from time to time implemented by the Company. Ms. Summers was also entitled to all benefits customary and usual for full-time exempt employees, and she had the use of a company car at the discretion of the Chief Executive Officer.

      COMPENSATION & NOMINATING COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Executive Compensation Policy. The Company's compensation policy for all of its executive officers is formulated and administered by the Compensation & Nominating Committee of the Board. The Compensation & Nominating Committee also administers the Company's 1992 Stock Option Plan, the 1994 Non-Employee Directors Stock Option Plan and the 1997 Stock Option Plan, and the granting of any options made outside of the Company's stock option plans pursuant to which the Compensation & Nominating Committee periodically grants options to directors, executive officers and other employees of the Company.

         The primary goals of the Company's compensation policy are to attract, retain and motivate skilled executive officers and to encourage them to act in the best interests of the Company's stockholders. In determining the level of executive compensation, certain quantitative and qualitative factors, including, but not limited to, the Company's operating and financial performance, the individual's level of responsibilities, experience, commitment, leadership and accomplishments relative to stated objectives, and marketplace conditions are taken into consideration.

         Chief Executive Officer's Compensation. For 1998, the compensation of Mr. Zaucha, the Chief Executive Officer of the Company, was set by the terms of his employment agreement. A summary of the key provisions of Mr. Zaucha's employment agreement is included elsewhere in this Annual Report. See "Employment Agreements." Mr. Zaucha also participates in benefit programs that are generally available to employees of the Company, including medical benefits and a 401(k) savings plan. Mr. Zaucha has not participated in the Company's Stock Option Plans to date.

         Executive Officer Compensation. During 1998, the Company also had an employment agreement with Ms. Guarino, the Chief Financial Officer of the Company. A summary of the key provisions of this employment agreement is included elsewhere in this Annual Report. See "Employment Agreements." For the year ended December 31, 1998, compensation paid to the executive officers of the Company was determined primarily pursuant to the terms of the employment agreements negotiated by the Company with the executives. For discretionary compensation paid to executive officers that is not set by employment agreements, the Compensation & Nominating Committee made subjective determinations on a case-by-case basis based on recommendations of the Chief Executive Officer as to each executive's merit and contribution to the success of the Company.

         Section 162(m) of the Code. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits to $1 million the deductibility by the Company of compensation paid in any one year to any executive officer named in the Summary Compensation Table. As none of the executive officers of the Company are currently paid compensation in excess of $1 million, the Company has not yet developed a policy with respect to Section 162(m) of the Code.

                                          As submitted by the
                                          Compensation & Nominating Committee,
                                                   Mark G. Mykityshyn, Chairman
                                                   Lawrence F. Jindra, M.D.
                                                   Roger J. Reschini
                                                   David B. White

PERFORMANCE GRAPH

         The following graph compares the cumulative return on the Common Stock from December 31, 1993 to December 31, 1998 with such return for the NASDAQ Stock Market Index (U.S.), and The Standard & Poor's Midcap 400 Health Care Sector Index (an Industry Index consisting of a peer group of 28 companies (1) ("Peer Group Index"). The performance graph assumes an investment of $100 on December 31, 1993, together with the reinvestment of dividends. Each measurement point on the graph below represents the cumulative stockholder return as measured by the closing price at the end of each period during the period from December 31, 1993 through December 31, 1998.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
   AMONG NORTHSTAR HEALTH SERVICES, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                              AND A PEER GROUP (2)



                                                    CUMULATIVE TOTAL RETURN
                                            -----------------------------------------
                                            12/93   12/94  12/95  12/96  12/97  12/98

NORTHSTAR HEALTH SERVICES, INC.              100      81     68     16     12      2
PEER GROUP                                   100     107    149    157    171    217
NASDAQ STOCK MARKET (U.S.)                   100      98    138    170    208    294


* $100 INVESTED ON 12/31/93 IN STOCK OR INDEX
  INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING DECEMBER 31.


(1) The Peer Group Index consists of the following 28 companies: Acuson Corp; Allegiance Corp; Apria Healthcare Group Inc.; Beckman Coulter, Inc.; Beverly Enterprises, Inc.; Concentra Managed Care, Inc.; Covance, Inc.; Dentsply Intl., Inc. New; First Health Group Corp.; Forest Labs, Inc.; Foundation Health Sys., Inc.; Health Mgmt. Assoc., Inc. New; Icn Pharmaceutical Inc., New; Ivax Corp; Lincare Hldgs, Inc.; Mylan Labs, Inc.; Omnicare, Inc.; Oxford Health Plans, Inc.; Pacificare Hlth Sys., Inc., Del; Quintiles Transnational Corp; Quorum Health Group, Inc.; Sepracor, Inc.; Steris Corp.; Stryker Corp.; Sybron Intl.; Total Renal Care Hldgs, Inc.; Trigon Healthcare Inc.; and Watson Pharmaceuticals, Inc.

(2) On May 31, 1996, NASDAQ suspended trading in the Company's Common Stock.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 1999 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock; (ii) each person serving as a director of the Company; (iii) each Named Executive Officer (defined below) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                              Beneficial Owner                          COMMON STOCK BENEFICIALLY OWNED (1)
                              ----------------                          -----------------------------------
                                                                        Number (2)                   Percent
                                                                        ----------                   -------
             5% HOLDERS (3)
             Thomas W. Zaucha (4)                                         963,958                      16.1%

             DIRECTORS (3)
             Lawrence F. Jindra, M.D. (5)                                  75,000                      1.2%
             James H. McElwain (5)                                         75,000                      1.2%
             Mark G. Mykityshyn (5)                                        75,000                      1.2%
             Roger J. Reschini (6)                                        193,271                      3.2%
             David B. White (5)                                            75,000                      1.2%

             NAMED EXECUTIVE OFFICERS (3)
             Lisa S. Guarino (7)                                           47,000                        *
             Linda K. Summers (8)                                          40,000                        *

             ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A
             GROUP (total 9 persons)                                    1,652,779                    25.3%

             ---------------------------------------------------
             * LESS THAN 1% OF THE OUTSTANDING COMMON STOCK

     (1) Pursuant to the regulations of the Securities and Exchange Commission (the "Commission"), shares are deemed to be "beneficially owned" by a person if such person directly or indirectly has or shares (i) the power to vote or dispose of such shares, whether or not such person has any pecuniary interest in such shares, or (ii) the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

     (2) Represents total number of shares of Common Stock owned by each person, which each named person or group has the right to acquire, through the exercise of options within sixty (60) days, together with Common Stock currently owned, as a percentage of the total number of shares of Common Stock outstanding as of March 15, 1999. In accordance with the Commission's rules, the ownership percentage of each person or group is calculated treating all shares, including options to purchase shares, beneficially owned by such person or group as issued and outstanding shares.

     (3) Mr. Thomas W. Zaucha is also a Director, the President and the Chief Executive Officer of the Company.

     (4) Includes 681,201 shares of Common Stock owned directly by Mr. Zaucha and his wife, Alice L. Zaucha, as joint tenants, 207,757 shares of Common Stock are held by the Zaucha Family Limited Partnership whose sole partners are currently Mr. Zaucha, Mrs. Zaucha and their four children, and 75,000 shares of Common Stock which are held by Mr. Zaucha as sole beneficial owner. If the Special Committee of the Board of Directors recommends the issuance of additional shares for payment of obligations due to the Zaucha's, Mr. Zaucha's beneficial ownership of Common Stock would increase significantly. Mr. Zaucha's business address is Northstar Health Services, Inc., 665 Philadelphia Street, Indiana, Pennsylvania 15701.

     (5) Comprised entirely of options to purchase shares of Common Stock.

     (6) Includes 108,271 shares of Common Stock indirectly owned by the Reschini Agency, Inc., of which Mr. Reschini is a majority owner, 10,000 shares of Common Stock which are held by Mr. Reschini as sole beneficial owner and options to purchase 75,000 shares of Common Stock.

     (7) Includes 7,000 shares of Common Stock which are held by Ms. Guarino as sole beneficial owner and options to purchase 40,000 shares of Common Stock.

     (8) Although Ms. Summers was a member of senior management and is a "Named Executive Officer" as that term is defined under the Commission's regulations, she is not an executive officer of the Company. Ms. Summers employment with the Company terminated on December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Current management does not adopt or affirm any related party disclosures made in public filings prior to May 16, 1996, including financial statements. The transactions discussed herein are based on current management's knowledge at this point in time.

TRANSACTIONS RELATED TO THOMAS W. ZAUCHA

         CONSENT SOLICITATION EXPENSES

         In February 1997, Thomas W. Zaucha, the current Chairman of the Board of Directors and Chief Executive Officer of Northstar, commenced a solicitation of Northstar stockholder consents to remove and replace the other members of the Northstar Board of Directors which at the time consisted of Messrs. Brody, Jarrett, Pesci, Smallacombe and Watson (the "Brody Board") and effectuate related changes in Northstar's bylaws (the "Consent Solicitation"). Shortly thereafter, the Board of Directors terminated Mr. Zaucha's employment with the Company, though he remained a member of the Board of Directors. On March 24, 1997, Mr. Zaucha delivered executed consents representing the votes of 61% of the outstanding shares in favor of his proposals and, following confirmation of the decision of the Delaware Chancery Court on May 8, 1997, Mr. Zaucha resumed his duties as the Company's Chief Executive.

         Since the decision of the Delaware Chancery Court confirming the results of the Consent Solicitation was affirmed by the Delaware Supreme Court on August 1, 1997, the Company will reimburse Mr. Zaucha for the expenses he incurred in connection with the Consent Solicitation. To date, those expenses, which primarily consist of investment advisory fees, legal fees, printing and proxy solicitation costs and incidental expenses approximate $1,750,000.

         KEYSTONE ACQUISITION

          Mr. Thomas Zaucha was the founder and principal owner of Keystone which merged with the Company in November 1995 and is now the Company's principal operating subsidiary. In connection with the Keystone acquisition, Mr. Thomas Zaucha sold his interest in the former Keystone and has gross debt and other amounts due directly to him by the Company of $3,919,500, respectively, as of December 31, 1998, 1997 and 1996. In addition, Mr. Zaucha's Family Limited Partnership is due $1,105,500 from the Company as of December 31, 1998, 1997 and 1996.

         As required under the Keystone Merger Agreement, immediately prior to the merger, Keystone sold, at fair market value determined by a third party appraisal, all of the real estate previously owned by Keystone to the Zaucha Family Limited Partnership, of which Mr. Zaucha is a general partner, and a related entity, in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. At the request of Mr. Zaucha, the Company formed a Special Committee of the Board to evaluate the fairness of the lease agreements as well as certain other financial arrangements Mr. Zaucha has with the Company. The Special Committee has evaluated, through an appraisal by an independent real estate professional, the fair market lease rates for these properties, and has determined that the leases are substantially within the range of market rent in the aggregate, and therefore, a renegotiation of the leases is not required. The leases are for a period of either five or ten years, and commenced November 15, 1995. Lease payments were $470,360 for 1998, 1997 and 1996. Future minimum lease payments under these leases aggregate in excess of $3.5 million.

         In conjunction with the acquisition of Keystone by Northstar, Mr. Zaucha and the Zaucha Family Limited Partnership were granted certain contingent payments (earn-out payments) based on the financial performance of Keystone during the period from 1996 to 2000.

         IMPULSE DEVELOPMENT CORPORATION

         The Company also uses, on an as needed basis, the services of Impulse Development Corporation, a Company controlled by Thomas Zaucha, for real estate maintenance, housekeeping and leasehold improvement construction. Payments to Impulse totaled $86,920 in 1998, $80,404 in 1997, and $86,320 in 1996.

         OTHER

         The Reschini Agency, Inc., of which Roger J. Reschini, a current Director, is a majority owner, acts as the Company's broker for professional and general liability insurance. During 1998, 1997 and 1996, the Company paid premiums of approximately $132,000, $214,000 and $184,000, respectively, for these insurance coverages. The agency received commissions of approximately $14,000 in 1998, $25,000 in 1997 and $22,000 in 1996. During 1997, the Company
entered into a simultaneous transaction with the Reschini Agency, Inc. whereby the Company paid $180,000 for insurance premiums and the Reschini Agency purchased 108,271 shares of Common Stock.

         The Company retains the law firm of Burns, White & Hickton, of which Mr. David B. White , a current director, is a named partner, for various litigation matters.

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

(a)      1.   FINANCIAL STATEMENTS

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

         Consolidated Balance Sheets
                  as of December 31, 1997 and 1996                           F-2

         Consolidated Statements of Operations
                  for the years ended December 31, 1997, 1996 and 1995       F-4

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1997, 1996 and 1995       F-5

         Consolidated Statements of Cash Flows
                  for the years ended December 31, 1997, 1996 and 1995       F-7

         Notes to Consolidated Financial Statements                          F-8

(a)      2.   FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----

         Schedule II - Valuation and Qualifying Accounts
                  for the years ended December 31, 1997, 1996 and 1995      F-30

         Report of Independent Public Accountants
                  On Financial Statement Schedule                           F-31

(a)      3.   LISTING OF EXHIBITS

         THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K ARE INCLUDED UNDER
ITEM 14(c) HERETO.

(b)      REPORTS ON FORM 8-K

         Registrant filed no Reports on Form 8-K during the last quarter of the period covered by this report.

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

3.1.2 Amendment to Certificate of Incorporation, as filed in the state of Delaware, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 7, 1998, is incorporated by reference.

3.2.1 Bylaws of Northstar Health Services, Inc., filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 14, 1997, is incorporated by reference.

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

4.3 Form S-8 Registration Statement (No. 33-94584), 1992 Stock Option Plan filed July 14, 1995, is incorporated by reference.

4.4 Form S-8 Registration Statement (No. 333-57051), 1997 Stock Option Plan filed June 17, 1998, is incorporated by reference.

4.5 Post Effective Amendment No. 1 to Form S-8 Registration Statement (No. 33-94584), 1994 Stock Option Plan, filed June 17, 1998, is incorporated by reference.

10.1 Employment Agreement dated November 15, 1995, between Northstar Health Services, Inc. and Thomas W. Zaucha, filed as an exhibit to the Company's Form 8-K dated November 15, 1995, is incorporated by reference.

10.2 Employment Agreement dated September 1, 1997, between Northstar Health Services, Inc. and Lisa S. Guarino, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 14, 1997, is incorporated by reference.

10.3 Forbearance Agreement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co., dated August 18, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

10.4 Extension Supplement between Northstar Health Services, Inc. and IBJ Schroder Bank & Trust Co. dated August 29, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

10.5 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co. dated October 1, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

10.6 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LLP and IBJ Schroder Bank & Trust Co. dated November 12, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

10.7 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated August 28, 1998, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 6, 1998, is incorporated by reference.

10.8 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated October 29, 1998, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 6, 1998, is incorporated by reference.

10.9 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated December 21, 1998.

10.10 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated January 26, 1999.

10.11 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated February 22, 1999.

10.12 Assignment and Acceptance Agreement between Northstar Health Services, Inc. and Cerberus Partners, LP, dated September 8, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

21       Subsidiaries of the Registrant

27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                       NORTHSTAR HEALTH SERVICES, INC.

                                       By: /s/ Thomas W. Zaucha
                                          ------------------------------------
                                           Thomas W. Zaucha, Chairman, CEO,
                                           President and Director
                                           (Principal Executive Officer)

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

              Signature                                    Title                                      Date
              ---------                                    -----                                      ----

/s/ Lisa S. Guarino                         Executive Vice President, Chief Financial            March 29, 1999
----------------------------                Officer and Treasurer
                                            (Principal Accounting and Financial Officer)

/s/ Lawrence F. Jindra, MD                  Director                                             March 29, 1999
---------------------------

/s/ James H. McElwain                       Director                                             March 29, 1999
---------------------------

/s/ Mark G. Mykityshyn                      Director                                             March 29, 1999
---------------------------

/s/ Roger J. Reschini                       Director                                             March 29, 1999
---------------------------

/s/ David B. White                          Director                                             March 29, 1999
---------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


    To Northstar Health Services, Inc.:

         We have audited the accompanying consolidated balance sheets of Northstar Health Services, Inc. (a Delaware corporation and the Company) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northstar Health Services, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years then ended, in conformity with generally accepted accounting principles.

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

    Pittsburgh, Pennsylvania,
      March 5, 1999

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)


                                A S S E T S                        December 31,      December 31,
                                -----------                           1998              1997
                                                                   ------------      ------------

CURRENT ASSETS:
    Cash and cash equivalents                                        $   901          $   657
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $497 and $1,341 respectively                                4,624            5,818
       Management fees                                                   224              350
       Miscellaneous                                                     458              309
    Prepaid expenses and other current assets                            399              162
                                                                     -------          -------
                  Total current assets                                 6,606            7,296
                                                                     -------          -------
PROPERTY AND EQUIPMENT, net (Notes  5, 6 and 10)                       2,231            2,814

INTANGIBLE ASSETS, net (Note 4)                                       19,811           19,221

OTHER ASSETS                                                             126              183
                                                                     -------          -------
TOTAL ASSETS                                                         $28,774          $29,514
                                                                     =======          =======



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                    (Dollars in Thousands, Except Share Data)



                   LIABILITIES AND STOCKHOLDERS' EQUITY                        December 31,      December 31,
                   ------------------------------------                           1998               1997
                                                                               ----------        ------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Notes 6, 7, and 12)
       Senior Debt                                                               $ 14,083         $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                          4,069            2,932
       Other debt                                                                     509            1,206
    Accounts payable                                                                  833            2,401
    Accrued expenses (Note 8)
       Thomas Zaucha and Zaucha Family Limited Partnership                          8,907            2,107
       Other obligations                                                            4,318            5,369
    Contractual obligations to employees (Note 16)                                    915            1,031
                                                                                 --------         --------

                  Total current liabilities                                        33,634           29,129
                                                                                 --------         --------

LONG-TERM DEBT (Notes 6, 7, and 12)
    Thomas Zaucha and Zaucha Family Limited Partnership                               809            1,757
    Other debt                                                                        242              282
                                                                                 --------         --------
                  Total long term debt                                              1,051            2,039

MINORITY INTEREST (Note 3)                                                            181              145
                                                                                 --------         --------

                  Total liabilities                                                34,866           31,313
                                                                                 --------         --------

STOCKHOLDERS' EQUITY (Notes 3, 6, 9, 12 and 13)
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                         --               --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at December 31, 1998 and 1997
                                                                                       63               63
    Additional paid-in capital                                                     22,599           26,388
    Warrants outstanding                                                            1,487            2,392
    Retained deficit                                                              (29,788)         (30,189)
    Less: Treasury stock, 362,564 shares in 1998 and 1997, at cost                   (453)            (453)
                                                                                 --------         --------
                  Total stockholders' deficit                                      (6,092)          (1,799)
                                                                                 --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 28,774         $ 29,514
                                                                                 ========         ========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (Dollars in Thousands, Except Share Data)

                                                                              1998                 1997                1996
                                                                           -----------         -----------         -----------
REVENUE:
   Net patient service revenue                                             $    30,410         $    30,903         $    35,041
   Management fee revenue                                                        1,471               1,703               2,831
                                                                           -----------         -----------         -----------
            Total revenue                                                       31,881              32,606              37,872

COSTS OF SERVICE                                                                14,851              16,413              18,789
                                                                           -----------         -----------         -----------
       Gross profit                                                             17,030              16,193              19,083

OPERATING EXPENSES:
    Selling, general and administrative expenses                                10,570              11,312              12,892
    Bad debt expense                                                               343               2,024               1,820
    Restructuring and other non-recurring items (Note 9)                         1,114               2,578               4,969
    Amortization of intangibles (Note 4)                                           929               1,117               1,623
    Depreciation and amortization                                                  569                 561                 635
    Management fee expenses                                                      1,355               2,542               3,100
                                                                           -----------         -----------         -----------
           Total operating expenses                                             14,880              20,134              25,039
                                                                           -----------         -----------         -----------
                                                                                                                   -----------

OPERATING INCOME/(LOSS)                                                          2,150              (3,941)             (5,956)

NON-OPERATING EXPENSES:
    Interest expense, net                                                        1,934               2,229               2,130
    Other (income)/expense, net                                                   (264)                 50                  96
                                                                           -----------         -----------         -----------
             Total non-operating  expenses                                       1,670               2,279               2,226
                                                                           -----------         -----------         -----------


INCOME/(LOSS) BEFORE INCOME TAXES                                                  480              (6,220)             (8,182)

INCOME TAXES (Note 14)                                                            (366)               (770)                471
                                                                           -----------         -----------         -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                             846              (5,450)             (8,653)

MINORITY INTEREST                                                                  445                 163                 294
                                                                           -----------         -----------         -----------

NET INCOME/(LOSS)                                                          $       401         $    (5,613)        $    (8,947)
                                                                           ===========         ===========         ===========

EARNINGS PER SHARE - BASIC                                                 $      0.07         $     (0.95)        $     (1.44)
                                                                           ===========         ===========         ===========

EARNINGS PER SHARE - DILUTED                                               $      0.07         $     (0.95)        $     (1.44)
                                                                           ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS - BASIC
                                                                             5,975,424           5,880,501           6,216,840
                                                                           ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS  - DILUTED
                                                                             6,015,382           5,880,501           6,216,840
                                                                           ===========         ===========         ===========




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in Thousands)


                                              Common Stock              Common Shares Issuable
                                              ------------              ----------------------        Additional        Warrants
                                      Shares Issue       Amount         Shares          Amount      Paid-in Capital   Outstanding
                                      ------------       ------         ------          ------      ---------------   -----------
BALANCE, December 31, 1995                5,285,366            $ 53        944,352          $5,591        $20,626          $1,951
 Issuance of shares issuable
    (Note 3)                                944,352               9      (944,352)         (5,591)          5,582               -
  Receipt of common stock as
      treasury stock through
      surrender of a note                         -               -              -               -              -               -
      receivable (Note 3)
  Write off of uncollectible notes
     receivable                                   -               -              -               -              -               -
  Net Loss                                        -               -              -               -              -               -
                                     --------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                6,229,718              62              -               -         26,208           1,951
  Issuance of common stock                  108,270               1              -               -            180               -
  Issuance of warrants for
    consulting services                           -               -              -               -              -             441

  Net Loss                                        -               -              -               -              -               -
                                     --------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                6,337,988              63              -               -         26,388           2,392
  Expiration of warrants                          -               -              -               -            905           (905)
  Recognition of stock guarantee in
    connection with acquisition                   -               -              -               -         (4,694)              -
  Net Income                                      -               -              -               -              -               -

                                     --------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                6,337,988             $63              -               -        $22,599          $1,487
                                     ============================================================================================






   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in Thousands)

                                                          Treasury Stock
                                         Retained       -------------------       Notes
                                         (Deficit)      Shares       Amount     Receivable      Total
                                         ---------      ------       ------     ----------      -----


BALANCE, December 31, 1995               $(15,629)           --     $     --     $ (2,225)     $ 10,367
  Issuance of shares issuable
     (Note 3)                                  --            --           --           --            --
  Receipt of common stock as
    treasury stock through surrender           --       362,564          453        2,150         1,697
    of a note receivable (Note 3)
  Write off of uncollectible
    notes receivable                           --            --           --           75            75
  Net Loss                                 (8,947)           --           --           --        (8,947)
                                         --------      --------     --------     --------      --------

BALANCE, December 31, 1996                (24,576)      362,564          453           --         3,192
  Issuance of common stock                     --            --           --           --           181
  Issuance of warrants for
    consulting services                        --            --           --           --           441
  Net Loss                                 (5,613)           --           --           --        (5,613)
                                         --------      --------     --------     --------      --------

BALANCE, December 31, 1997                (30,189)      362,564          453           --        (1,799)
  Expiration of warrants                       --            --           --           --            --
  Recognition of stock guarantee in
    connection with acquisition                --            --           --           --        (4,694)
  Net Income                                  401            --           --           --           401

                                         --------      --------     --------     --------      --------
BALANCE, December 31, 1998               $(29,788)      362,564     $    453     $     --      $ (6,092)
                                         ========      ========     ========     ========      ========


    The accompanying notes are an integral part of these financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                             1998           1997             1996
                                                                                ---------      --------        ---------

    Net income/(loss)                                                           $   401         $(5,613)        $(8,947)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                           3,170           3,255           4,293
          Legal settlements                                                          --          (2,001)             --
          Provision for doubtful accounts                                           343           2,020           1,820
          Loss on note receivable collateralized by common stock                     --              --           1,772
          Loss on write off of investment                                            --              --              25
          Interest on discounted obligation                                         209             223             241
          (Gain)/loss on sale of equipment                                          (13)             66              47
          Gain on sale of joint venture interests                                  (190)             --              --
          Provision for increase in contractual obligations to employees             26              63             262
          Compensation expense related to options and warrants                       --             441             113
          Minority interest                                                         445             163             294
          Change in current assets and liabilities-
              Decrease/(increase)/ in receivables                                 1,047          (1,392)           (912)
              (Increase)/decrease in other current assets                          (237)            569             126
              (Decrease)/increase in accounts payable                            (1,568)            353           1,592
              (Decrease)/increase in accrued expenses                            (1,447)          2,858           1,755
                                                                                -------         -------         -------
                  Net cash provided by operating activities                       2,186           1,005           2,481
                                                                                -------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                               --              --             (10)
    Capital expenditures                                                           (544)           (434)           (345)
    Deposits, loans and investments                                                  57              99             (12)
    Proceeds from sale of equipment                                                  88              31              18
                                                                                -------         -------         -------
                  Net cash used in investing activities                            (399)           (304)           (349)
                                                                                -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                            --             181              --
   Payments on long-term debt                                                    (1,079)         (1,041)         (1,566)
   Payment of acquisition note to Thomas Zaucha                                      --              --          (5,100)
   Payments of contractual obligations to employees                                (143)           (665)            (79)
   Distributions to minority interests                                             (396)           (202)           (226)
   Borrowings on long-term debt                                                      75              76             716
                                                                                -------         -------         -------
                  Net cash used by financing activities                          (1,543)         (1,651)         (6,255)
                                                                                -------         -------         -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                244            (950)         (4,123)

CASH AND CASH EQUIVALENTS, beginning balance                                        657           1,607           5,730
                                                                                -------         -------         -------

CASH AND CASH EQUIVALENTS, end balance                                          $   901         $   657         $ 1,607
                                                                                =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                   $ 1,877         $ 1,520         $   821
Income taxes paid                                                                    11              41             216

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                       $   194         $    43         $   395
Earn-out accrued on Keystone acquisition                                          2,502              --              --
Accrual for Keystone acquisition stock price guarantee                            4,694              --              --
Issuance of Common Stock warrants for services                                       --             441              --
Treasury stock received through surrender of note receivable collateral              --              --             453



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS ORGANIZATION AND SIGNIFICANT EVENTS:

Nature of Operations
--------------------

         Northstar Health Services, Inc. ("Northstar" or the "Company") is a regional provider of physical rehabilitation and other healthcare services, including diagnostic testing, in Pennsylvania and adjacent states, providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of rehabilitation therapy are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the ability to perform basic activities, including communication. The Company provides these services primarily through outpatient rehabilitation clinics and under contractual arrangements with other patient care facilities, such as nursing homes and hospitals. The term "Company" means, unless otherwise indicated, the Company and its subsidiaries and their respective predecessors.

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

Resignation of Auditors and Immediate Board Changes
---------------------------------------------------

         In March 1996, the Company's auditors, KPMG Peat Marwick ("KPMG"), who had been appointed in late 1995, resigned prior to completing an audit of Northstar. Soon after KPMG's resignation, the Company's former Chairman of the Board, Mark A. DeSimone was asked to resign from the Company's Board of Directors along with one independent director. Certain members of management were also relieved from their duties. Concurrently, Thomas W. Zaucha was appointed as Chairman of the Board and a non-employee member of the Board of Directors was appointed to investigate certain allegations of improprieties.

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

Consent Solicitation
--------------------

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

Reclassifications
-----------------

         Certain reclassifications have been made to prior year financial statements to conform with the current year presentation.

Accounting Pronouncements
-------------------------

         During 1998, the Company has adopted SFAS No. 130, No. 131 and No. 132. SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of elements of comprehensive income in the financial statements. Since the Company does not have any components of comprehensive income, this pronouncement has had no impact on the financial statements. SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information", requires certain information to be reported about operating segments on a basis consistent with the Company's internal organizational structure. The Company is operated as a single segment; thus, there are no additional disclosure requirements. The Company also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises the disclosures for pensions and other postretirement benefits and standardizes them into a combined format. As the Company only has a defined contribution plan for its employees, this pronouncement has had no effect on the Company's financial statement disclosures.

Industry Risks
--------------

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

         For 1998 and prior, services rendered to Medicare program beneficiaries are paid based on a cost reimbursement methodology subject to cost limitations. The Company is reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's Medicare cost reports have been audited with final settlements determined by the Medicare fiscal intermediary through December 31, 1995 for all providers. Any normal recurring types of changes arising from audit or settlement after the close of the fiscal year are reflected in subsequent years' net patient service revenue. In accordance with the Balanced Budget Act, effective January 1, 1999, the Company will be reimbursed based upon the physician Medicare fee schedule.

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

         The Company grants credit without collateral to its patients, most of whom are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1998 and 1997, was as follows:

                                                                      1998         1997
                                                                     -------      ------
Workers' compensation                                                     21%         30%
Other third-party payors                                                  36          24
Blue Cross, Blue Shield & related managed care products                   21          21
Contracts with nursing homes and other such providers                      9          12
Medicare                                                                  11          10
Self-pay patients                                                          1           3
Medicaid                                                                   1           -
                                                                     -------      ------
                                                                         100%        100%
                                                                     =======      ======

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

Insurance
---------

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

Intangible Assets
-----------------

         Intangible assets consist of the excess of cost over net assets of acquired organizations (goodwill), non-compete and employment agreements with certain key employees of organizations which have been acquired, the Keystone tradename and assembled workforce and other intangibles consisting primarily of deferred financing costs.

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

         The Company chose early adoption of this accounting pronouncement as of December 31, 1995. As factors indicate that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these intangible assets are recoverable. The Company's evaluations have resulted in adjustments to goodwill and the Keystone assembled workforce as of December 31, 1998 and 1997. See Note 4.

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

Earnings Per Common Share
-------------------------

         The Company has determined earnings per share in accordance with SFAS No. 128, "Earnings Per Share", for all periods presented. Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share includes only the weighted average common shares outstanding. Diluted earnings per share includes the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

        The following table reflects the calculation of earnings per share under SFAS No. 128:

                                                                             For the year ended December 31,
                                                                         1998             1997              1996
                                                                         ----             ----              ----
         Basic earnings per share:
            Net income/(loss)                                         $      401       $   (5,613)      $    (8,947)
            Average shares outstanding                                 5,975,424        5,880,501         6,216,840
            Income/(loss) per share                                   $     0.07       $    (0.95)      $     (1.44)
         Diluted earnings per share:
            Net income/(loss)                                         $      401       $   (5,613)      $    (8,947)
            Average shares outstanding                                 5,975,424        5,880,501         6,216,840
            Stock options                                                 39,958                -                 -
                                                                      ----------       ----------       -----------
            Diluted average shares outstanding                         6,015,382        5,880,501         6,216,840
            Loss per share                                            $     0.07       $    (0.95)      $     (1.44)

         At December 31, 1998, 1997 and 1996, options to purchase 723,333, 1,187,758, and 681,200, and warrants to purchase 565,000, 843,500 and 693,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for 1997 and 1996. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee and of the Board of Directors. See Note 3. The Zaucha Stock Guarantee, which is currently recorded as a liability in accrued expenses (see Note 8), could be satisfied by all cash, all stock, or a combination of both cash and stock.

3.  MERGERS, ACQUISITIONS AND JOINT VENTURE AGREEMENTS:

Keystone Rehabilitation Systems, Inc. ("Keystone")
--------------------------------------------------

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

         As discussed above, a stock price of $5.93 per share was guaranteed to the Shareholders for periods ending not later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation. This amount has been recorded as a liability in accrued expenses at December 31, 1998 (Note 8), with the offset recorded to Additional Paid-In Capital. The Special Committee of the Board of Directors has been charged with the authority to negotiate the satisfaction of this obligation with the Shareholders, which could be done through the payment of cash, issuance of stock, issuance of notes, or a combination of any or all of these items. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate by the Special Committee.

         The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. The Special Committee and the Zaucha's have agreed that no earn-out will be paid for 1996, the earn-out for the year 1997 will be reduced by $504,725 and the earn-out for the years 1998 through

2000 will be reduced by a minimum of $192,800 per year. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. However, the Company has determined that the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in 1997, and, therefore, in accordance with the carryover provision above, there is an amount due to the Shareholders in the amount of $1,095,275 for 1997. The Company has determined that, based on the results of operations for 1998, there is an amount due to the Shareholders in the amount of $1,407,200 for 1998. Accordingly, at December 31, 1998, the Company accrued the earn-out payments of $2,502,475 with an offsetting entry to goodwill.

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

Penn Vascular Lab, P.C. ("PVL")
-------------------------------

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

         The contingent payments, as revised by mutual agreement in January 1997, to the Seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceeded $3,200,000, then a payment of $37,500 is to be made to the Seller. If the Collected Revenues were in excess of $3,400,000 and $3,600,000, in each year then the payment to the physician would be $137,500 and $237,500, respectively. The Company has determined that under the terms of this calculation, there is no contingent payment due for the years ending December 31, 1998 and 1997.

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

         The Company borrowed $2,500,000 under the $6,500,000 acquisition portion of its then existing $16,000,000 credit facility with IBJ Schroder Bank and Trust Company. These borrowings financed the $2,150,000 promissory note to the Seller and a $350,000 broker fee. Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics' accounts receivable on the date of purchase just prior to the consummation of the purchase agreement. Also, Ultrasonics assumed certain leases for equipment used by the Company and entered into new lease terms with the Company. Ultrasonics is a related party that is owned and operated by Jeff Bergman.

         The Company believed that the lease arrangements with Ultrasonics were for lease rates that were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases that represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company treated the excessive lease payments of $1,178,000 as a disproportionate dividend, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement in principle with Ultrasonics, Inc. and Jeff Bergman that resulted in mutual releases and no payments to either party.

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

Joint Venture Activities
------------------------

         Prior to 1995 the Company formed joint ventures with CDL Medical Technologies, Inc. ("CDL") and C.F. Services, Inc. ("CFS") to provide mobile diagnostic services, including cardiac services, in Western Pennsylvania. In 1998, the Company sold its 51% interest in each of these joint ventures to CDL and CFS, recording a gain of approximately $167,000 and 23,000, respectively, which is recorded as other income in the accompanying statement of consolidated operations. The proceeds from the sale to CFS were received in 1998, and the Company recorded the proceeds from the sale to CDL as a miscellaneous receivable at December 31, 1998, with subsequent receipt in January 1999.

4.  INTANGIBLE ASSETS:

Intangible Assets and the related amortization periods consist of the following (dollars in thousands):

                                                               December 31,
                                                               ------------
                                                            1998           1997
                                                            ----           ----
Excess of cost over net assets acquired (40 years)        $ 18,708         $ 17,480
Employment agreements (2 to 7-1/2 years)                       625              625
Keystone tradename (20 years)                                2,500            2,500
Covenant not to compete (5 years)                               78               78
Assembled Keystone workforce (5 years)                         450              600
Deferred financing and other costs (5 years)                   831              846
                                                          --------         --------
                                                          $ 23,192         $ 22,129
Less accumulated amortization                               (3,381)          (2,908)
                                                          ========         ========
Intangible assets                                         $ 19,811         $ 19,221
                                                          ========         ========

         As discussed in Note 2, the Company has chosen to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 1995. In accordance therewith, as of December 31, 1998, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these assets are recoverable.

         As of December 31, 1997, management evaluated the remaining intangibles that resulted in adjustments to decrease the Assembled Keystone workforce in the amount of $400,000, net of accumulated amortization to date. As of December 31, 1998, management evaluated the remaining intangibles that resulted in adjustments to decrease goodwill in the amount of $1,274,000 and the Assembled Keystone workforce in the amount of $150,000, net of accumulated amortization to date. On a going-forward basis, the Company will continue to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the related operation's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill or other intangible asset is recoverable. Any subsequent asset impairment will be accounted for as a charge to the operating expenses of the Company.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (dollars in thousands):

                                              December 31,
                                              ------------
                                          1998             1997
                                          ----             ----
Vehicles                                 $   189         $   301
Clinical equipment                         1,860           1,720
Furniture and fixtures                       850             890
Leased medical equipment                   1,644           1,934
Leasehold improvements                       952             780
                                         -------         -------
                 Total cost basis        $ 5,495         $ 5,625
Less accumulated depreciation             (3,264)         (2,811)
                                         =======         =======
Property and equipment - net             $ 2,231         $ 2,814
                                         =======         =======

6.  DEBT:

 Debt consists of the following (dollars in thousands):                                     December 31,
                                                                                            ------------
                                                                                         1998            1997
                                                                                         ----            ----
Term loan with senior lender due in 60 monthly graduated
  payments, plus interest at a Base Rate plus 1.5% in 1998
  and 1997 (Note 7)                                                                     $ 6,083        $ 6,083
Revolving line of credit with senior lender, due on demand
  and no later than 10/20/00, interest payable monthly a Base
  Rate plus 1.5% in 1998 and 1997 (Note 7)                                                2,000          2,000
Acquisition facility with senior lender, due in equal monthly installments beginning 4/30/97 at a Base Rate plus 2% in
  1998 and 1997 (Note 7)                                                                  6,000          6,000
Non-interest bearing term notes to Thomas Zaucha and the
  Zaucha Family Limited Partnership, approximately $85,000
  due on 11/15/97 and then approximately $210,000 due
  quarterly until 11/15/00 (interest imputed at 9%)                                       2,625          2,625
Term notes to Thomas Zaucha and the Zaucha Family
  Limited Partnership, due in equal quarterly installments
  beginning on 9/30/96 of $200,000, 6% stated interest
  rate (interest imputed at 9%)                                                           2,400          2,400
Capital lease obligations with interest rates ranging from
  9% to 15.6%                                                                               579          1,241
Other debt                                                                                  441            685
                                                                                        -------        -------
Total debt                                                                              $20,128        $21,034

                                 December 31,
                                 ------------
                             1998             1997
                             ----             ----
Less:
    Current portion         (18,661)         (18,221)
    Debt discount              (416)            (774)
                           --------         --------
Long-term debt             $  1,051         $  2,039
                           ========         ========

The Company's weighted average interest rate was 9.0% and 10.4% for 1998 and 1997, respectively.

IBJ Schroder and Cerberus Partners Facility
-------------------------------------------

         On October 20, 1995, the Company closed on a credit facility with IBJ Schroder Bank and Trust Company ("IBJ"). The facility consisted of a $6,500,000 term loan to refinance existing obligations, a $3,000,000 revolving line of credit to fund operations and a $6,500,000 acquisition facility to fund the Company's existing and future acquisition activity (collectively, the IBJ Facility). The total facility had a final maturity of five years from the date of closing. The term loan was funded in full at closing and was used to repay an existing bank credit facility. The term loan was to be repaid through 60 monthly payments beginning at $83,333 and ending at $133,337 with interest at either the LIBOR rate plus 300 basis points or a Base Rate, as defined, plus 1.5%, subject to the terms and conditions of the credit agreement. Repayment terms required the revolving line of credit to be paid in full five years from closing, and interest accrued thereon at either LIBOR rate plus 300 basis points or the Base Rate plus 1.5% subject to the terms and conditions of the credit agreement. The repayment terms on the acquisition facility were $142,857 per month beginning April 30, 1997, and for a period of 42 months at either the LIBOR rate plus 350 basis points or the Base Rate plus 2.0% subject to the terms and conditions of the credit agreement. The IBJ facility was secured by a first priority lien on substantially all of the assets of the Company. In addition, the credit agreement had various financial compliance covenants with which the Company must comply, including certain ratios and free cash flow requirements. See Note 7. Fees paid in connection with the IBJ facility consisted of a 1.25% commitment fee paid at closing, 0.5% unused revolving line of credit fee and a 0.5% unused acquisition facility fee, subject to the terms and conditions of a credit agreement.

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

         In September 1997, Cerberus Partners, LP, ("Cerberus") a diversified financial securities firm that invests in publicly traded and private debt issues of both large and middle market companies, purchased from IBJ all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to the existing Credit Agreement and forbearance agreement and extensions thereof. The Company executed an Assignment and Acceptance Agreement and consented to the transfer of the IBJ Warrants to Cerberus in connection with this matter. The Company is currently negotiating an amended and restated agreement that provides for repayment through monthly graduated payments, plus interest monthly, and revised financial and other covenant provisions. A closing date on this agreement has not been determined at this time.

At December 31, 1998, the scheduled aggregate annual maturities of long-term debt are as follows (dollars in thousands):

                            1999          $ 18,921
                            2000             1,090
                            2001                94
                            2002                14
                            2003                 9
                                          --------
                            Total         $ 20,128
                                          ========

7.  COVENANTS UNDER CREDIT AGREEMENT:

         Current management does not believe that the Company was ever in compliance with the covenants of the IBJ Facility. During 1996, the Company entered into two forbearance agreements with IBJ regarding the events of default on the IBJ Facility. Under the terms of these forbearance agreements, IBJ agreed not to institute the default rate of interest on the notes and also agreed not to force the Company into accelerated payment. The second forbearance agreement expired on December 31, 1996. On August 18, 1997, current management of the Company entered into a new forbearance agreement with IBJ that expired on August 31, 1997, and was subsequently extended with Cerberus through March 31, 1999.

         The financial covenants, among other restrictions, of the IBJ Facility for fiscal year 1995 do not permit (a) the ratio of Consolidated Current Assets to Consolidated Current Liabilities, as defined, at any time to be less than
1.75 to 1.00; (b) Consolidated EBITDA for the twelve months ended December 31, 1995, to be less than $3,300,000; (c) the Consolidated Net Worth at any time to be less than the sum of (i) $18,000,000, (ii) 80% of Consolidated Net Income on a cumulative basis (without deduction for any losses) for the period commencing on October 1, 1995 and ending on the last day of the Determination Period most recently ended and (iii) the Net Proceeds of any sale or other disposition of any equity securities by the Borrower, (d) the ratio, for any Determination Period ending on the last day of any calendar month during any period set forth, including the three months ended December 31, 1995, of (i) Consolidated EBITA for such Determination Period minus Capital Expenditures made during such Determination Period to (ii) Consolidated Fixed Charges for such Determination Period, to be less than the ratio set forth of 1.20 and (e) (i) with respect to any Determination Period, the aggregate principal amount of all Acquisition Loans and Term Loans outstanding on the last day of such Determination Period plus the aggregate Revolving Credit Commitments as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by 3.25, and
(ii) the sum of Consolidated Indebtedness as of the last day of such Determination Period and the aggregate Available RC Commitment as of the last day of such Determination Period to exceed the Free Cash Flow of the Borrower and its consolidated Subsidiaries for such Determination Period multiplied by
3.75. Similar covenants were applicable to fiscal years 1996, 1997 and 1998, and are stated in the agreement for subsequent fiscal years.

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

         On August 18, 1997, the current management of the Company entered into a Forbearance Agreement with IBJ that terminated August 31, 1997. After the purchase of the debt by Cerberus, the Company entered into extensions of this agreement through March 31, 1999, while negotiations on an amended credit agreement are taking place. As the Company is in default on the original credit facility and has not received any waivers regarding events of non-compliance, all indebtedness due to Cerberus at December 31, 1998, is still classified as current in the accompanying consolidated balance sheet. Other indebtedness did not contain cross-default provisions and long-term portions thereof have not been classified as current.

         The Company experienced a modest profit of $.4 million for the year ended December 31, 1998. However, during the previous three years the Company has suffered significant losses from operations of $3.9 million, $6.0 million and $12.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1998 the Company has a net shareholders equity deficiency of $6.1 million. Additionally, the Company has not paid all creditors on a timely basis and is not meeting its contractual obligations with regard to debt principal and interest payments and certain financial covenants which the lender has not waived. These matters raise significant doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management has focused its efforts in three main areas: reducing costs in order to improve operating income, resolving outstanding litigation and renegotiating payment arrangements with lenders and creditors. During the year ended December 31, 1998, operational improvements were made that resulted in a modest profit for the year. During 1999 management is continuing their efforts to obtain operational performance improvements and is working with their senior and subordinated debt lenders and other creditors to extend payment terms and amend credit agreements to conform to the Company's present structure and circumstances.

         If the Company is unable to effectuate a business combination with a financially stronger entity or to raise additional capital and/or effect a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it.

8.  ACCRUED EXPENSES:

Accrued expenses consist of the following (dollars in thousands):

                                                                        December 31,
                                                                    ---------------------
                                                                     1998            1997
                                                                    -------        -------
Earn-out payments due to the Zaucha's                               $ 2,704        $   201
Stock guarantee due to the Zaucha's                                   4,694             --
Accrued interest due to the Zaucha's                                    415            293
Reimbursement of consent solicitation costs to Thomas Zaucha          1,094          1,613
Payroll, including payroll taxes and deductions                         921          1,359
Accrued interest - other                                                953          1,167
Other                                                                 2,444          2,843
                                                                    -------        -------
Total accrued expenses                                              $13,225        $ 7,476
                                                                    =======        =======


9.  RESTRUCTURING AND NON-RECURRING ITEMS:

         During 1997 and 1996, following the resignation of KPMG as its independent public accountants, the Company incurred professional fees in connection with the ensuing independent investigation, shareholder litigation and suit against the parties allegedly responsible for the wrong doings against the Company and its shareholders. The majority of the most significant expenses related to these matters were incurred prior to 1998. However, additional professional fees in connection with these actions are anticipated to continue until the few remaining legal matters are resolved.

         Because of the actions of the DeSimone management group, the Company has been faced with recording certain transactions that are unusual in nature and are not expected to be recurring in future years. These transactions include, but are not limited to, the recognition of losses on notes receivable collateralized with Common Stock and other unusual compensation arrangements offered to certain former employees.

         In addition, significant expenses were incurred as a result of the Consent Solicitation described in Note 1. All expenses related to this action have been expensed in 1997. The Company has agreed to reimburse Mr. Zaucha for the costs incurred. As of December 31, 1998, unpaid professional fees in this matter are approximately $1,094,000. See Note 8.

         A summary of these unusual and non-recurring items is as follows:

                                                                           1998           1997             1996
                                                                           ----           ----             ----
         Company costs related to consent solicitation incurred by
             Brody management (Note 12)                                   $    --        $   527         $    --
         Consent solicitation costs incurred by Mr. Zaucha                     --          1,750              --
         Legal and accounting fees                                             --            693             629
         Litigation costs                                                      75            558             565
         Loss on notes receivable collateralized with Common Stock
                                                                               --             --           1,772
         Write off of intangible assets (Note 4)                              837            707             960
         Corporate restructuring costs                                        202            344             292
         Professional fees related to investigation                            --             --             751
         Ultrasonics and management services legal settlements                 --         (2,001)             --
                                                                          -------        -------         -------
         Total                                                            $ 1,114        $ 2,578         $ 4,969
                                                                          =======        =======         =======

         In 1997, the Company realized a benefit of $1,418,751 for the write-off of lease obligations as the result of the settlement of the Ultrasonics/Jeff Bergman suit. The Company has also recorded a benefit of $581,933 for the write-off of accruals related to the management services agreement with James Shields that are no longer considered, in management's or legal counsel's opinion, to be due.

10.  LEASES:

         The Company has entered into various non-cancelable operating leases expiring at various dates through December 31, 2003 for office and medical equipment, vehicles and office space at its headquarters and certain rehabilitation centers. During the years ended December 31, 1998, 1997 and 1996, rental expense included in the statement of operations was $3,407,000, $3,001,000 and $3,345,000, respectively. As discussed in Note 12, the Company leases certain properties from a related party.

         Future minimum lease commitments for all non-cancelable leases as of December 31, 1998 are as follows (dollars in thousands):

                                                    Operating
           Year Ending December 31,                   Leases
           ------------------------                   ------
           1999                                      $ 2,461
           2000                                        2,124
           2001                                        1,645
           2002                                        1,213
           2003                                          949
           Thereafter                                  2,033
                                                     -------
           Total Payments                            $10,425
                                                     =======

11.  EMPLOYEE BENEFIT PLANS:

     The Company had a deferred compensation plan for its employees pursuant to
Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Northstar Plan"). This plan provided for certain matching of employee contributions up to prescribed limits of 10% of the employee contribution. Keystone also had a deferred compensation plan for its employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Keystone Plan"). Pursuant to IRS regulations, these two plans have been merged with the Keystone plan remaining as the surviving plan. The Keystone Plan provides for certain matching of employee contributions equal to 50% of participants' contributions up to three hundred dollars per year. The Keystone plan also provides that Keystone may make discretionary contributions; however, no such contributions were made during 1996, 1997 or 1998.

     During 1998, 1997, and 1996 the Company made contributions to the Plans of approximately $64,000, $63,000 and $57,000, respectively.

12.  RELATED-PARTY TRANSACTIONS:

         The current management of the Company does not adopt or affirm any related party disclosures made in prior management's financial statements or public filings. The transactions disclosed below are based on management's knowledge at this point in time.

Transactions Directly With Mr. Mark DeSimone
--------------------------------------------

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

PVL Acquisition
---------------

         In connection with the purchase of PVL and Vascusonics, the Company transferred to Ultrasonics, Inc. ("Ultrasonics"), all the receivables of PVL and Vascusonics as of December 1, 1995, with a value as stated in the acquisition agreement of $350,000 for no known consideration. Ultrasonics is a related party and is owned by Mr. James Shields and/or Mr. Jeff D. Bergman.

         The purchase agreement stated that certain equipment lease obligations would be transferred to

Ultrasonics. White Oak Diagnostic Systems ("White Oak") and Vascusonics then agreed to sublease the equipment from Ultrasonics such that the Sellers would have no future liability under the leases. Also, White Oak and the Company jointly and severally indemnified the Sellers from and against any liability resulting from the failure of Ultrasonics to discharge all obligations to the lessors after the date of the sale. The Company is not aware of any consideration received from Ultrasonics in exchange for the lease contracts, which management believes yielded lease payments to Ultrasonics which were in excess of fair market value for the leased equipment, or issuance of the previously mentioned indemnification.

         During 1996, the Company paid $53,341 in lease payments. Further, although the lessor paid approximately $155,000 for the equipment that it leased to the Company, the Company was scheduled to make lease payments totaling approximately $1,333,000. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The resulting litigation and resolution of such is described in Note 20.

         As discussed in Note 3, in connection with this acquisition, the Company paid a brokerage fee of $350,000 to Mr. James Shields.

Shields Management Agreement
----------------------------

         Throughout 1995, the Company paid fees to Mr. James Shields or Med-Bill Corporation, Inc. ("Med-Bill"), in connection with certain management services that he provided at White Oak. Additionally, upon the acquisition of PVL, Mr. Shields began providing such services at PVL. In total, management fees of approximately $270,000 were paid to Mr. Shields/Med-Bill during 1995. As of December 31, 1995, the Company had approximately $37,000 due to Mr. Shields or Med-Bill. The Company severed its relationship with Mr. Shields during the first quarter of 1996. See Note 3 for information relating to the financial incentives provided to Mr. Shields to renegotiate his employment contract with the Company to terms more favorable to Mr. Shields.

         During 1996, the Company paid Mr. Shields $59,106 under the terms of this contract. After March 1996, the Company refused to pay any further amounts under this contract, believing the payments to be excessive. The Company is vigorously contesting this obligation, which is described in more detail in Note 20.

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

         In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who both sold interests in the former Keystone, and are now or were officers with Northstar, have gross debt due directly to them of $3,919,500 and $262,500, respectively, as of December 31, 1998 and 1997, and Mr. Zaucha's Family Limited Partnership is due $1,105,500 as of December 31, 1998 and 1997. In addition, Mr. Zaucha and Mr. Zaucha's Family Limited Partnership have other amounts due directly to them of $6,094,000 and $1,719,000, respectively, as of December 31, 1998, and $385,000 and $109,000, respectively, as of December 31,1997, for accrued interest, stock guarantee expense, and earn-out payments due as a result of the Keystone acquisition. See Note 6.

         As required under the Merger Agreement, immediately prior to the merger, Keystone sold, at fair market value determined by a third party appraisal, all of the real estate previously owned by Keystone to the Zaucha Family Limited Partnership, of which Mr. Zaucha, is a general partner, and a related entity, in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. The Board of Directors, when led by Steven Brody, one of the directors removed from office as a result of the Consent Solicitation (see Note 1), alleged that these leasing arrangements, which were negotiated when Mr. Brody was acting as a consultant to Mr. Zaucha in the merger of Keystone with Northstar, were in excess of fair market value. A Special Committee of the current Board of Directors of the Company has evaluated, through an appraisal by an independent real estate professional, the fair market lease rates for these properties, and has determined that the leases are substantially within the range of market rent in the aggregate, and therefore, a renegotiation of the leases is not required.

         The leases are for a period of either five or ten years, and commenced November 15, 1995. Lease payments were $470,360 for 1998, 1997 and 1996. Future minimum lease payments under these leases, which are also disclosed within Note 10, are as follows:

                                1999                   470,360
                                2000                   478,861
                                2001                   530,140
                                2002                   528,792
                                2003                   528,792
                                Thereafter             991,485
                                                    ----------
                                Total               $3,528,430
                                                    ==========

         The Company also uses, on an as needed basis, the services of Impulse Development Corporation, a company controlled by Thomas Zaucha, primarily for leasehold improvement construction. Subsequent to the Consent Solicitation and the reinstatement of Thomas Zaucha as Chairman and CEO, the current Board of Directors solicited bids for these construction services from other companies, and Impulse submitted the lowest bid. Payments to Impulse totaled $86,920, $ 80,404, and $86,320 in 1998, 1997, and 1996, respectively.

Transactions with Board Members
-------------------------------

         In 1996, Brody Associates, a consulting firm wholly-owned by Steven Brody, one of the Directors removed from office as a result of the Consent Solicitation (see Note 1), was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. The Company paid $148,103 in 1997 and $223,795 in 1996 to Brody Associates for these services and related business expenses. The agreement was terminated as a result of the Consent Solicitation described in Note 1. The Company entered into a settlement and release agreement with Steven Brody and Brody Associates in November 1997 that provided for, among other things, a payment of approximately $26,000 in outstanding consulting bills with Brody Associates, which has been paid in full as of December 31, 1998. See Note 13 for stock option activity.

         In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, one of the Directors removed from office as a result of the Consent Solicitation (see Note 1), to serve as a management consultant and to aid in the corporate restructuring. For these services and related business expenses, the Company paid $ 53,179 in 1997 and $189,503 in 1996 to Executive Advisory Group, Ltd. In addition, in February 1997, after the Brody Board removed Thomas Zaucha from office as Chairman and CEO, Smallacombe was appointed the new CEO and his existing consulting agreement was converted into an employment contract. The Company paid $65,708 in salary and expenses in 1997 under this employment agreement. This contract was terminated for cause as a result of the Consent Solicitation (see Note 1). As of December 31, 1998, the Company is disputing any obligation to Smallacombe under the terminated employment agreement. See Note 13 for option activity. See Note 20.

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

         The Company obtains it's professional and general liability insurance through The Reschini Agency, Inc., a company owned by Roger Reschini, a member of the current Board of Directors. Policy premiums through this company totaled approximately $132,000, $214,000 and $184,000 in 1998, 1997 and 1996,
respectively, with the agency earning a commission on these premiums of approximately $14,000, $25,000 and $22,000 in 1998, 1997 and 1996, respectively.
During 1997, the Company entered into a simultaneous transaction with the Reschini Agency whereby the Company paid approximately $180,000 for insurance premiums and the Reschini Agency purchased 108,270 shares of the newly issued Company Common Stock at a per share price of $1.66 per share, which represents the average of the previous five days closing stock prices.

         The Company had transactions involving Thomas Zaucha and related parties as discussed in Notes 3 and earlier in Note 12. The Company also conducted transactions with Mark DeSimone and related parties as discussed earlier in Note 12.

13. STOCK OPTIONS AND WARRANTS:

Stock Options
-------------

         The Company adopted a stock option plan in 1992 (the "1992 Plan"), a 1994 stock option plan for non-employee directors (the "1994 Plan") and a 1997 stock option plan (the "1997 Plan"), collectively (the "Plans"). As permitted, the Company accounts for these plans under APB Opinion No. 25, which does not normally require recognition of compensation expense. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share would have been (dollars in thousands, except share data):

                                                                        1998          1997           1996
                                                                        ----          ----           ----
       Net Profit/(Loss)                  As Reported                   $ 401        $(5,613)      $(8,947)
                                          Pro Forma                     $ 203        $(7,003)      $(9,652)

       Basic income/(loss) per share      As Reported                   $0.07        $ (0.95)      $ (1.44)
                                          Pro Forma                     $0.03        $ (1.19)      $ (1.55)

  The activity regarding the 1992, 1994, 1997 and Independent Plans is as follows:

                                               1998                     1997                      1996
                                               ----                     ----                      ----
                                                  Wt. Avg.                   Wt. Avg.                   Wt. Avg.
                                     Shares       Ex Price      Shares       Ex Price      Shares      Ex Price
                                    ---------     --------      ------       --------      ------      --------
Outstanding at beginning of
    year                            1,187,758      $2.54        681,200      $ 4.12        581,980       $5.97
Granted                               402,966       0.68        921,933        2.06        330,000        2.27
Exercised                                  --         --             --          --             --          --
Expired/canceled                     (518,225)      3.07       (415,375)       4.09       (230,780)       6.16
Outstanding at end of year          1,072,499       1.59      1,187,758        2.53        681,200        4.12
Exercisable at end of year          1,072,499       1.59      1,187,758        2.53        681,200        4.12
Wt. Avg. fair value of
    options granted                $     0.61                $     1.90                   $   2.67

         The fair value of the option grants as outlined above for the 1992, 1994, 1997 and Independent Plans is estimated using the Black-Scholes option pricing model with the following assumptions: life of the options ranging from 3 to 5 years; an assumed risk free rate of interest ranging from 5.39% to 5.65%; an expected dividend yield of 0%, consistent with the Company's policy; expected volatility of 164% for the grants during 1998, 168% for the grants during 1997, and 173% volatility for grants during 1996.

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

    The following summarizes the activity under the 1992 Plan:

                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options-
   --------
   Outstanding at beginning of year                   564,175                   418,700                  544,480
   Granted                                             2,000                    393,350                   85,000
   Exercised                                             -                         -                        -
   Expired/Canceled                                  (230,225)                 (247,875)                (210,780)
   Outstanding at end of year                         335,950                   564,175                  418,700

                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   --------------------------
   Outstanding at beginning of year                $1.50 - 7.875             $1.50 - 7.875            $5.00 - 7.875
   Granted                                         $0.625 -0.625            $1.625 - 2.3125            $1.50 - 2.00
   Options exercisable at end of year                 335,950                   564,175                  418,700
   Exercisable option price ranges                 $0.625 - 7.875            $1.50 - 7.875             $1.50 - 7.88
   Options available for grant at end of year         290,050                    61,825                  207,300

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

         The stock option information presented herein represents current management's belief of the transactions that have occurred. Certain reclassifications of prior year information have been made to reflect current management's belief and available information. Due to the dilutive effect of options, this change has no impact on earnings per share. To date, 24,000 options have been exercised under the 1992 Stock Option Plan.

    The following summarizes the activity under the 1994 Plan:


                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options-
   --------
   Outstanding at beginning of year                    37,500                    17,500                   37,500
   Granted                                               -                       37,500                     -
   Exercised                                             -                         -                        -
   Expired/Canceled                                      -                      (17,500)                 (20,000)
   Outstanding at end of year                          37,500                    37,500                   17,500

                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   --------------------------
   Outstanding at beginning of year                $2.375 - 2.375           $6.125 - 7.3125          $6.125 - 7.3125
   Granted                                               -                   $2.375 - 2.375                 -
   Options exercisable at end of year                  37,500                    37,500                   17,500
   Exercisable option price ranges                 $2.375 - 2.375            $2.375 - 2.375          $6.125 - 7.3125
   Options available for grant at end of year         112,500                   112,500                  132,500

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

    The following summarizes the activity under the 1997 Plan:

                                                 December 31, 1998         December 31, 1997
                                                 -----------------         -----------------
   Options-
   --------
   Outstanding at beginning of year                   253,583                      -
   Granted                                            400,966                   253,583
   Exercised                                             -                         -
   Expired/Canceled                                    (500)                       -
   Outstanding at end of year                         654,049                   253,583

                                                 December 31, 1998         December 31, 1997
                                                 -----------------         -----------------
   Option price share ranges
   -------------------------
   Outstanding at beginning of year               $1.5625 - 1.875                  -
   Granted                                          $0.61 - 1.02            $1.5625 - 1.875
   Options exercisable at end of year                 654,049                   253,583
   Exercisable option price ranges                 $0.61 - 1.875            $1.5625 - 1.875
   Options available for grant at end of year
                                                      345,951                   746,417

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

    The following summarizes the activity under the Independent Plan:

                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options-
   --------
   Outstanding at beginning of year                   332,500                   245,000                     -
   Granted                                               -                      237,500                  245,000
   Exercised                                             -                         -                        -
   Expired/Canceled                                  (287,500)                 (150,000)                    -
   Outstanding at end of year                          45,000                   332,500                  245,000

                                                 December 31, 1998         December 31, 1997        December 31, 1996
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   --------------------------
   Outstanding at beginning of year                $ 1.25 - 5.25             $ 0.75 - 5.25                  -
   Granted                                               -                   $1.25 - 2.375            $ 0.75 - 5.25
   Options exercisable at end of year                  45,000                   332,500                  245,000
   Exercisable option price ranges                 $1.25 - $5.25              $0.75 - 5.25            $ 0.75 - 5.25

         The terms of these grants during 1997 are as follows: (a) On March 24, 1997 the five non-employee members of the Board of Directors each received an option to purchase 17,500 shares of Common Stock at an exercise price of $2.375 per share that expires March 24, 2002. These options were in addition to the options awarded under the 1994 Director's plan and comprised the 25,000 options given to Directors upon appointment to the Board in March, 1997; (b) Pursuant to a separation and settlement agreement with a former executive officer, the Company awarded an option to purchase 10,000 shares of Common Stock; (c) As part of a mutual release and settlement agreement with a former director, Steven N. Brody, the Company set forth an option to purchase 40,000 shares of Common Stock in exchange for other compensation and consideration which resulted in the cancellation of 25,000 previously issued options; (d) The Board of Directors approved that Michael S. Delaney, Secretary and Officer receive an option to purchase 25,000 shares of Common Stock at an exercise price of $2.375 on March 24, 1997; (e) During 1997 options to purchase 25,000 shares of Common Stock were granted to former directors who were removed form their respective positions with the Company on March 24, 1997. Such options (for the former directors) expired in March 1998.

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

  The following summarizes the Company's warrant activity:

                                           December 31, 1998          December 31, 1997           December 31, 1996
                                           -----------------          -----------------           -----------------
Warrants-
---------
Outstanding at beginning of year                843,500                    693,500                     693,500
Granted                                            -                       237,500                        -
Exercised                                          -                          -                           -
Expired/Canceled                               (278,500)                   (87,500)                       -
Outstanding at end of year                      565,000                    843,500                     693,500

                                           December 31, 1998          December 31, 1997           December 31, 1996
                                           -----------------          -----------------           -----------------
Warrant price per share ranges
------------------------------
Outstanding at beginning of year             $2.55 - 8.29                $5.50 - 6.29               $5.50 - 6.25
Granted during the year                            -                        $2.55                         -
Warrants exercisable at end of year             565,000                    843,500                     693,500
Exercisable warrant price ranges             $2.55 - 8.29                $2.55 - 8.29               $5.50 - 8.29


14.      INCOME TAXES:

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                            Year Ended December 31,
                                        1998         1997         1996
                                        ----         ----         ----
         Current:
              Federal                 $  (272)     $  (770)     $(2,472)
              State                        --           --         (337)
         Deferred:
              Federal                     734       (1,461)          26
              State                      (316)        (150)           9
              Valuation allowance        (512)       1,611        3,245
                                      -------      -------      -------
                                      $  (366)     $  (770)     $   471
                                      =======      =======      =======


The reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to the loss before income taxes and the actual expense/(benefit) for income taxes is as follows (in thousands):

                                                                        Year Ended December 31,
                                                                    1998         1997          1996
                                                                    ----         ----          ----
         Income tax at U.S. federal statutory rate                 $   163      $(2,115)     $(2,782)
         State income taxes, net of federal income tax benefit        (208)        (150)         (69)
         Permanent differences                                         191         (117)         764
         Valuation allowance                                          (512)       1,612        2,558
                                                                   =======      =======      =======
                                                                   $  (366)     $  (770)     $   471
                                                                   =======      =======      =======

         The Company had $9,460,000 in deferred tax assets at December 31, 1998, due primarily to timing differences resulting from provisions for doubtful accounts receivable, net book value of fixed and intangible assets, certain reserves and net operating loss carryforwards. The Company had approximately $13,170,000 of federal net operating losses and approximately $22,220,000 of state net operating losses at December 31, 1998, which expire in varying amounts between 2005 and 2018. The Company also has an AMT credit of $13,000 that does not expire.

         A valuation allowance has been recorded to reduce net deferred tax assets to zero because the Company believes, based on the weight of available evidence, it is more likely than not that all of the deferred tax assets may not be realized.

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

         In July 1996, the Company terminated a former officer who had been on suspension pending the outcome of the Board of Director's independent investigation. The Company was involved in arbitration with this former employee. See Note 20 for additional discussion of the resolution of this matter.

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

         In May 1997, the Company's Chief Executive Officer, who was also one of the Board members removed by the Consent Solicitation, was terminated for cause. The Company is currently involved in a dispute with this former employee, as the Company does not believe that it has any obligation for any further payments under these employment contracts. See Note 20.

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

         The Company has entered into employment agreements, expiring from 1999 through 2003, with certain of its officers and other key employees. The minimum annual payments required under these agreements are as follows (dollars in thousands):


                            1999           $ 1,089
                            2000               850
                            2001               512
                            2002               471
                            2003               485
                                           -------
                            Total          $ 3,407
                                           =======


         Included in the above figures are employment agreement obligations to facility directors who have also provided working capital funds to the Company as discussed in Note 16. The employment agreements for these employees do not have a fixed termination date. As such, the payments to those individuals of approximately $500,000 annually will continue indefinitely beyond 2003.

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

16. CONTRACTUAL OBLIGATIONS TO EMPLOYEES:

     Prior to the acquisition of Keystone, certain former partners of Keystone and clinicians executed employment agreements with Keystone. These contracts required the employees to provide funds to Keystone as part of their incentive compensation arrangements. In return these employees received incentive compensation equivalent to 25% of the net income for their facilities for each month. As of December 31, 1998 and 1997, the balance of the funds provided to Keystone was $349,190 and $352,065, respectively.

     As provided for within these agreements, the change in controlling interest in Keystone enables these employees to terminate the contracts and be entitled to either the funds they provided to Keystone or two times the most recent twelve months of pre-commission net income of the facility that they operate. During 1997, six of these employees exercised their buyout option resulting in an obligation of $904,312. Four of these employees were paid in full in 1997, with a remaining unpaid liability of $237,000 as of December 31, 1997, which is being paid pursuant to payment schedules arranged with the remaining two employees. As of December 31, 1998 and 1997, the calculated maximum amounts due to the remaining employees under these agreements, including the $237,000 discussed above, is $914,979 and $1,031,331, respectively. See Note 12.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997, are as follows (dollars in thousands):


                                                        1998                                    1997
                                                        ----                                    ----
                                        Carrying Amount        Fair Value        Carrying Amount        Fair Value
                                        ---------------        ----------        ---------------        ----------
   Cash and cash equivalents                $   901              $   901             $   657               $   657

   Long-term debt, including
       current portion                      $19,549              $19,549             $19,786               $19,786


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

         In November, 1997, a comprehensive settlement of a number of shareholder lawsuits filed in 1996 and consolidated into one action in federal court in the Western District of Pennsylvania (Butler v. Northstar, No. 96-701 W.D. Pa) was given approval by the court. The lawsuit alleged violations of federal securities laws by the Company and certain of its former officers and directors, and an alleged scheme to disseminate false and misleading information regarding the Company. In December 1997, with no party having appealed the order approving the settlement, the decision became final. The settlement agreement which was approved by the court, created a settlement fund of $6.45 million, of which $5.75 million, less expenses and legal counsel fees, will be paid to those Northstar shareholders who submitted proofs of claim and which the court approves as valid claims. The Company contributed $100,000 to the $6.45 million settlement fund; the insurer on the Company's directors and officers' liability policy contributed the $1.0 million limits of coverage of that policy; and the $5.35 million balance in the fund was contributed by other defendants.

         In September 1996, the Company filed an action in federal court in Pittsburgh, seeking to recover damages from Northstar's former Chief Executive Officer and various Northstar related-parties and others. (Northstar v. DeSimone, C.A. No. 96-1695, W.D. Pa.). Since then, in connection with the settlement of the Butler class action, Northstar has settled its claims against its former Chief Executive Officer for the sum of $600,000 which was then contributed to the settlement fund created in the Butler action. Subsequently, Northstar has also agreed to settle its claims against another related-party and his affiliated companies (the Bergman defendants). Northstar's claims against the two remaining sets of defendants (the Shields and Horoszko defendants) are being prosecuted vigorously.

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

         In July 1996, Michael Kulmoski, Jr. ("Kulmoski"), Northstar's former Chief Financial Officer and a named defendant in both the shareholder class actions and the individual action described above, filed a demand for arbitration against Northstar (Kulmoski v. Northstar, American Arbitration Assn., No. 55-116-0106-96-CEW). In his
demand for arbitration, Kulmoski, whose employment with Northstar was terminated in the summer of 1996, alleged breach of his employment agreement by Northstar and related claims, including a claim for indemnification under Northstar's by-laws in suits filed against him by Northstar shareholders. Kulmoski later agreed, however, to sever the issue of his right to indemnification from this proceeding to be decided by the courts as an ancillary issue in the Butler case. An arbitration hearing was held on November 6 and 7, 1997 on the issue of liability only, post-hearing briefs were submitted in mid-February 1998. On March 20, 1998, an arbitration panel decided that the record does not support the conclusion that Kulmoski's employment had been terminated for "cause" as defined in his employment agreement. A hearing on the issue of damages was held on May 1, 1998, and in June 1998, Kulmoski was awarded approximately $136,000 by the arbitration panel on this claim, which has been paid in full as of December 31, 1998.

         In October 1997, in accordance with his agreement to have the issue of his right to indemnification for counsel fees and expenses incurred in his defense of the shareholder actions filed against him in the Butler and Bosco cases, Michael Kulmoski, Jr., filed a petition for such fees and expenses in the Butler case in which he sought an award of $69,244.02. (Kulmoski Fee Petition in Butler v. Northstar, C.A. No. 96-709, W.D. Pa.) Although Northstar had raised an issue whether Kulmoski was entitled to indemnification under its by-laws under the circumstances of these cases, in an effort to resolve this matter, Northstar agreed to confine its objections to the amount of the counsel fees and expenses claimed in the petition. In an opinion and order dated December 16, 1997, the court agreed with Northstar's objections and awarded Kulmoski $22,050.77 in counsel fees and expenses. Notwithstanding Kulmoski's agreement to submit this issue to the judge for final resolution, he appealed the court's decision to the United States Court of Appeals for the Third Circuit. By order dated December 17, 1998, the Appeals Court upheld the original award of $22,050.77, which was paid in February 1999.

         In March 1997, Ultrasonics, Inc. confessed judgement against two subsidiaries of the Company, and filed a lawsuit against the Company itself in the Court of Common Pleas of Allegheny County, Pennsylvania for alleged non-performance under two lease agreements with the Company. In addition to challenging the legality and enforceability of these lease agreements as fraudulent in the RICO action described above, the Company filed an Answer and Counterclaim against Ultrasonics for fraud. In March 1998, the Company reached a settlement with Ultrasonics, Inc., which resulted in mutual releases and no payments to either party.

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

        On October 2, 1998, Nicholas P. Horoszko, a named defendant in the lawsuit filed by the Company in September 1996 described above, filed a demand for arbitration against the Company for alleged breach of contract. Horoszko is seeking damages of approximately $225,000. The Company plans to vigorously contest this liability. No scheduling order has yet been entered on this claim.

                                                                     Schedule II

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDING DECEMBER 31, 1998, 1997 AND 1996
                             (Dollars in Thousands)

                                  Balance at       Charged to                                                         Balance at
                                 Beginning of      Costs and                       Deductions from                      End of
                                    Period          Expenses      Recoveries          Reserve (1)         Other         Period
                                 --------------   -------------  --------------    -----------------     ---------    ------------

Year ended December 31,
  1996 - Allowance for
  doubtful accounts (2)               $3,518          1,820               -              (3,323)             -         $ 2,015

Year ended December 31,
  1997 - Allowance for
  doubtful accounts                   $2,015          2,024               -              (2,698)             -         $ 1,341

Year ended December 31,
  1998 - Allowance for
  doubtful accounts                   $1,341            343               -              (1,187)             -           $ 497

(1) Represents uncollected accounts charged against the allowance account.

(2) Certain reclassifications have been made to conform with the current year presentation.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To Northstar Health Services, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Northstar Health Services, Inc.'s Form 10-K, and have issued our report thereon dated March 5, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             Arthur Andersen LLP

Pittsburgh, Pennsylvania
    March 5, 1999