Form 10-Q
period 1999-03-31
NORTHSTAR HEALTH SERVICES INC
filed 1999-05-07
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                        YES __X__           NO ____

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

               CLASS                              OUTSTANDING AS OF May 5, 1999
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                      5,975,424

Transitional Small Business Disclosure Format (Check one):

                        YES   ____          NO __X__

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                    PAGE
-----                                                                    ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              March 31, 1999 and December 31, 1998                         1

         Condensed Consolidated Statements of Operations
              for the three months ended March 31, 1999 and 1998           3

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1999 and 1998           4

         Notes to Condensed Consolidated Financial Statements              5

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                  13

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                           14

    Item 2. - Changes in Securities and Use of Proceeds                   14

    Item 3. - Defaults Upon Senior Securities                             14

    Item 5. - Other Information                                           14

    Item 6. - Exhibits and Reports on Form 8-K                            15

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                A S S E T S                                          March 31,            December 31,
                                -----------                                           1999                    1998
                                                                                 -----------------     ------------------
                                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $     1,709             $     901
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 522 and $ 497 respectively                                                    4,689                 4,624
       Management fees                                                                       209                   224
       Miscellaneous                                                                          80                   458
    Prepaid expenses and other current assets                                                154                   399
                                                                                    ------------          ------------

    Total current assets                                                                   6,841                 6,606
                                                                                    ------------          ------------

PROPERTY AND EQUIPMENT, net                                                                2,150                 2,231

INTANGIBLE ASSETS, net (Note 2)                                                           19,548                19,811

OTHER ASSETS                                                                                 144                   126

TOTAL ASSETS                                                                        $     28,683          $     28,774
                                                                                    ============          ============




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                             March 31,            December 31,
                   ------------------------------------                               1999                   1999
                                                                                ------------------    ------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                   $   14,083            $   14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                                4,364                 4,069
       Other debt                                                                           360                   509
    Accounts payable                                                                        852                   833
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                                8,784                 8,907
       Other Obligations                                                                  4,403                 4,318
    Contractual obligations to employees                                                    832                   915
                                                                                     ----------            ----------

                  Total current liabilities                                              33,678                33,634
                                                                                     ----------            ----------

LONG-TERM DEBT (Note 3)
    Thomas Zaucha and Zaucha Family Limited Partnership                                     580                   809
    Other debt                                                                              235                   242
                                                                                     ----------            ----------
                  Total long-term debt                                                      815                 1,051

MINORITY INTEREST                                                                           206                   181
                                                                                     ----------            ----------

                  Total liabilities                                                      34,699                34,866
                                                                                     ----------            ----------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                               --                    --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at March 31, 1999 and December 31, 1998                       63                    63
    Additional paid-in capital                                                           22,599                22,599
    Warrants outstanding                                                                  1,487                 1,487
    Retained deficit                                                                    (29,712)              (29,788)
    Less:  Treasury stock, 362,564 shares in 1999 and 1998, at cost                        (453)                 (453)
                                                                                     ----------            ----------

                  Total stockholders' equity/(deficit)                                   (6,016)               (6,092)
                                                                                     ----------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   28,683            $   28,774
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                                                      Three Months Ended March 31,
                                                                                --------------------------------------
                                                                                     1999                  1998
                                                                               ------------------    -----------------
REVENUE:
   Net patient service revenue                                                     $     6,660         $       7,782
   Management fee revenue                                                                  323                   384
                                                                               ------------------    -----------------
       Total revenue                                                                     6,983                 8,166

COSTS OF SERVICE                                                                         3,069                 3,729
                                                                               ------------------    -----------------
       Gross profit                                                                      3,914                 4,437

OPERATING EXPENSES:
    Selling, general and administrative expenses                                         2,477                 2,969
    Bad debt expense                                                                       108                   119
    Restructuring and other non-recurring expenses (Note 4)                                  -                   115
    Amortization of intangibles                                                            228                   232
    Depreciation and amortization                                                          138                   138
    Management fee expenses                                                                309                   400
                                                                               ------------------    -----------------
       Total operating expenses                                                          3,260                 3,973
                                                                               ------------------    -----------------

OPERATING INCOME                                                                           654                   464

NON-OPERATING EXPENSES:
    Interest expense, net                                                                  503                   527
    Other expense, net                                                                      (2)                  (11)
                                                                               ------------------    -----------------
                  Total non-operating  expenses                                            501                   516
                                                                               ------------------    -----------------

INCOME/(LOSS) BEFORE INCOME TAXES                                                          153                   (52)

INCOME TAXES                                                                               (14)                   --
                                                                               ------------------    -----------------

INCOME/(LOSS) BEFORE  MINORITY INTEREST                                                    167                   (52)

MINORITY INTEREST                                                                           91                   130
                                                                               ------------------    -----------------

NET INCOME/(LOSS)                                                                     $     76              $   (182)
                                                                               ==================    =================

NET INCOME/(LOSS) PER SHARE - BASIC                                                   $   0.01              $  (0.03)
                                                                               ==================    =================

NET INCOME/(LOSS) PER SHARE - DILUTED                                                 $   0.01              $  (0.03)
                                                                               ==================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                             5,975,424             5,975,424
                                                                               ==================    =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                                     6,065,801             5,975,424
                                                                               ==================    =================



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                 -------------------------------------
                                                                                      1999                 1998
                                                                                 ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                                   $     76           $     (182)
    Adjustments to reconcile net income/(loss) to net cash provided by
       (used in) operating activities-
          Depreciation and amortization                                                      551                  584
          Provision for doubtful accounts                                                    108                  119
          Interest on discounted obligation                                                   38                   61
          Gain on sale of equipment                                                           --                   (7)
          Provision for (decrease)/increase in contractual obligations to
              employees                                                                      (50)                  51
          Minority interest                                                                   91                  130
          Change in current assets and liabilities-
              Decrease in receivables                                                        220                  163
              Decrease in other current assets                                               245                   20
              Increase/(decrease) in accounts payable                                         19                 (491)
              Decrease in accrued expenses                                                   (38)                (324)
                                                                                 ----------------     ----------------
                  Net cash provided by operating activities                                1,260                  124
                                                                                 ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                            1                    3
    Capital expenditures                                                                    (172)                 (69)
    Deposits, loans and investments                                                          (18)                  12
                                                                                 ----------------     ----------------
                  Net cash used in investing activities                                     (189)                 (54)
                                                                                 ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                               (164)                (439)
   Distributions to minority interests                                                       (66)                 (36)
   Payments of contractual obligations to employees                                          (33)                 (36)
   Borrowings on long-term debt                                                                -                   27
                                                                                 ----------------     ----------------
                  Net cash used in financing activities                                     (263)                (484)
                                                                                 ----------------     ----------------

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                                        808                 (414)

CASH AND CASH EQUIVALENTS, beginning balance                                                 901                  657
                                                                                 ----------------     ----------------

CASH AND CASH EQUIVALENTS, ending balance                                               $  1,709           $      243
                                                                                 ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                           $    445           $      410
Income taxes (refunded)/paid                                                                 (14)                  10

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                     --                   28

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

These condensed consolidated financial statements of Northstar Health Services, Inc. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

Management Fees

The Company manages a business on a contract basis that provides mobile diagnostic services. In conjunction with this contract, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties.

Earnings Per Common Share

Earnings per share for the three months ended March 31, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 22,500 shares of the Company's common stock have been granted and no options have been exercised for the three month period ended March 31, 1999.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 31, 1999 and 1998 (dollars in thousands):

                                                              For the three months ended March 31,
                                                              ------------------------------------
                                                                   1999                   1998
                                                                   ----                   ----
   Basic earnings per share:
      Net income/(loss)                                                  $ 76               $ (182)
      Average shares outstanding                                    5,975,424             5,975,424
      Income/(loss) per share                                          $ 0.01              $ (0.03)
   Diluted earnings per share:
      Net income/(loss)                                                  $ 76               $ (182)
      Average shares outstanding                                    5,975,424             5,975,424
      Shares issuable for Keystone merger                                   -                     -
      Stock warrants                                                        -                     -
      Stock options                                                    90,377                     -
                                                          ------------------------------------------
      Diluted average shares outstanding                            6,065,801             5,975,424
      Income/(loss) per share                                          $ 0.01              $ (0.03)

For the three month periods ended March 31, 1999 and 1998, options to purchase 580,800 and 967,974 and warrants to purchase 565,000 and 843,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for the three month period in 1998. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the

Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee and the Board of Directors. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                                 March 31,           December 31,
                                                                                   1999                  1998
                                                                             -----------------     ------------------
      Excess of cost over net assets acquired (40 years)                        $   18,708          $     18,708
      Employment agreements (2 to 7 1/2 years)                                         625                   625
      Keystone tradename (20 years)                                                  2,500                 2,500
      Covenant not to compete (5 years)                                                 78                    78
      Assembled Keystone workforce (5 years)                                           450                   450
      Deferred financing and other costs (5 years)                                     828                   831
                                                                             -----------------     ------------------

      Gross intangible assets                                                       23,189                23,192

      Less-accumulated amortization                                                 (3,641)               (3,381)
                                                                             -----------------     ------------------

      Net intangible assets                                                       $ 19,548              $ 19,811
                                                                             =================     ==================

3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                         March 31,           December 31,
                                                                                           1999                  1998
                                                                                     ----------------     -------------------
         Term loan with Senior Lender                                                  $     6,083          $     6,083
         Revolving line of credit with Senior Lender                                         2,000                2,000
         Acquisition facility with Senior Lender                                             6,000                6,000
         Non-interest bearing term notes to Thomas Zaucha and the Zaucha
              Family Limited Partnership                                                     2,625                2,625
         Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership
                                                                                             2,400                2,400
         Capital lease obligations with interest rates ranging from 9% to 15.6%
                                                                                               424                  579
         Other debt                                                                            434                  441
                                                                                       -----------          -----------

         Total long-term debt                                                               19,966               20,128

              Less:
                  Current portion                                                          (18,807)             (18,661)
                  Debt discount                                                               (344)                (416)
                                                                                       -----------          -----------

         Long-term debt                                                                $       815          $     1,051
                                                                                       ===========          ===========


As of March 31, 1999, the Company has no unused amounts under its existing credit facilities. During the first quarter of 1999, the Company's weighted average interest rate was 9.5%.

The Company is currently in default of its obligations under its credit facility with its Senior Lender, Cerberus Partners, LP. In September 1997, Cerberus purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of September 1997. The Company has subsequently entered into extensions of the forbearance agreement directly with Cerberus, the most recent of which is effective through May 31, 1999. Please refer to the Liquidity and Capital Resources section of Item 2 for further discussion.

4.  RESTUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of the actions of the management team that controlled Northstar prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the consent solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. Although the majority of these issues were resolved in 1997 and 1998, certain matters are still subject to resolution in 1999. The amount of the expenses related to these matters is not expected to be material on an ongoing basis. Please refer to Note 6, Commitments and Contingencies, and to the Legal Proceedings section in Part II for a discussion of any outstanding matters.

5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of Northstar, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,919,500 and $1,105,500, respectively, as of March 31, 1999. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership have other amounts due directly to them of $7,057,000 and $1,727,000, respectively, as of March 31, 1999.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through March 31, 1999, the Company has incurred an expense of $117,590 related to rent due on these spaces.

6. COMMITMENTS AND CONTINGENCIES:

Zaucha Stock Guarantee

The Company guaranteed the value of certain stock issued to Mr. Zaucha and the Zaucha Family Limited Partnership to be at least $5,600,000 through certain periods ending no later than December 31, 1997. The Company has an obligation to fund the shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares of Common Stock in an amount equal to the shortfall. As of the December 31, 1997 final determination date, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of Common Stock.

The Special Committee of the Board has been charged with the authority to negotiate with the Zaucha's the obligations under the stock guarantee. The Company presently does not have sufficient cash to meet its obligations under the guarantee. This amount is recorded as a liability in accrued expenses. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate.

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

Results of Operations

Three Months Ended March 31, 1999 and 1998

Total revenue

During the first quarter of 1999, the Company's total revenues declined by $1,183,000, or 14.5%, from $8,166,000 for the first quarter of 1998 to
$6,983,000 for the first quarter of 1999. Revenues decreased approximately $933,000 as the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $61,000 is attributable to the termination of services in unprofitable areas and a change in the reimbursement of certain diagnostic services. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $287,000. Net patient service revenue from continuing operations decreased $263,000 as a result of adverse weather conditions experienced in January 1999 that contributed to a decrease in the number of patient visits in the first quarter of 1999, and due to a change in Medicare compensation for therapy services provided by outpatient rehabilitation agencies that was effective January 1, 1999, that negatively affected net reimbursement from Medicare and certain other payors. Revenues also declined $213,000 as the result of the sale in 1998 of the Company's interests in two joint ventures that provided mobile diagnostic services, including cardiac services, in Western Pennsylvania.

Costs of service and Gross profit

Due to the decrease in total revenues and the Company's cost reduction program initiated in 1998, costs of service decreased $660,000 from $3,729,000 for the first quarter of 1998 to $3,069,000 for 1999, or 17.7%. As a percentage of net patient service revenue, costs of service decreased from 47.9% in the first quarter of 1998 to 46.1% in the first quarter of 1999. As a result of these factors, gross profit declined $523,000, from $4,437,000 (54.3% of total revenue) for the first quarter of 1998 to $3,914,000 (56.1% of total revenue) for 1999.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first quarter decreased $492,000 from $2,969,000 in 1998 to $2,477,000 in 1999. The 16.6%
decrease can be attributed to the cost reduction program initiated in May 1998, and the regional management reorganization that was completed in December 1998.

Bad debt expense

The Company incurred bad debt expense of $108,000 or approximately 1.6% of net patient service revenue during the first quarter of 1999 versus $119,000 or approximately 1.5% during the first quarter of 1998. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 2.9% and 3.1%, respectively, in the first quarter of 1999 and 1998.

Restructuring and non-recurring expense

In 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. During the first quarter of 1999, the expenses deemed non-recurring were considered immaterial.

Interest and other non-operating expenses

Interest expenses were $503,000 for the first quarter of 1999 compared to $527,000 for 1998. This decrease can be attributed to a decline in the Company's weighted average interest rate from 1998 to 1999. The Company reported net non-operating income of $2,000 in the first quarter of 1999 compared to $11,000 in the first quarter of 1998.

Income taxes

The Company has recorded a tax benefit of $14,000 as the result of the receipt of an income tax refund from prior years. The Company has not recorded a tax provision during the first quarter of 1999. As a result of the losses experienced in 1997 and prior years, the Company anticipates that taxable income in 1999 will be offset by tax loss carryforwards.

Net income

The net income for the first quarter of 1999 was $76,000 compared to a loss of $182,000 for the same period in 1998. This significant increase in profitability is due to improved operations and the decrease in the amount of restructuring and other non-recurring expenses from the first quarter of 1998 to the first quarter of 1999.

Liquidity and Capital Resources

The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company has been engaged in negotiations with Cerberus to reach a mutually agreeable restructuring of this debt at various times since September 1997. During this process, the Company has continued to enter into extensions of the forbearance agreement with Cerberus, which is currently extended through May 31, 1999, and has made monthly payments to Cerberus that approximate the monthly interest expenses on the loan. In addition, on May 3, 1999, the Company made a payment of $100,000 to be applied to loan principal as provided for in the current extension of the forbearance agreement. However, there can be no assurance that the Company will be able to reach a mutually agreeable restructuring of the debt, or that it will continue to be able to enter into extensions of the current forbearance agreement. In addition, the Company has other obligations, including obligations incurred in the Keystone merger with the Zaucha's, that it is currently unable to pay. The Company is attempting to reach payment agreements with all of these parties; however, there is no assurance that it will be able to do so on mutually agreeable terms.

During the three months ended March 31, 1999, the Company's operating activities provided net cash of

$1,260,000 compared to $124,000 provided during the first three months of 1998. This change in cash provided from operations is the result of an improvement in net income from a loss of $182,000 during the first three months of 1998 to $76,000 in net income during the same period in 1999; the collection of other current assets in the first quarter of 1998; and the decline in cash needed to improve the payment status of accounts payable and accrued expenses that existed in 1998.

The net cash used in investing activities increased from $54,000 in the first three months of 1998 to $189,000 in the first three months of 1999 resulting primarily from an increase in expenditures for capital items in 1999.

During the first three months of 1998, the Company made debt principal payments of $439,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $164,000 for the first three months of 1999 due to the final payment of certain debt after the first quarter of 1998. In addition, during the first quarter of 1999, the Company paid approximately $66,000 to minority interest holders in companies controlled by Northstar and $33,000 under contractual obligations with certain employees. During the first three months of 1999, the Company made no additional material borrowings under any debt arrangements.

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

The Company's software systems, including its internal financial and billing systems, have all been assessed. The Team has obtained compliance certificates for the General Ledger (general accounting), Accounts Payable, Billing & Accounts Receivable, Fixed Asset and Stock Option software packages. All upgrades, if any, to these systems were done at no cost to the Company. The Payroll system package requires an upgrade for customized features that is anticipated to be completed by May 31, 1999. The cost for this upgrade is estimated to be approximately $3,000. The Company generally utilizes Microsoft based Office Suites and networking products for its office computing software needs and upgrades to newer software as deemed necessary. The Company's current standard products are Windows 95 and Office 97, which are Year 2000 compliant.

The Company has inventoried its computer equipment and identified potential Year 2000 issues. The upgrade on the Company's IBM RS/6000 operating system was installed in April 1999. All Personal Computer hardware is Year 2000 compliant, with the exception of a few older machines that require a "patch" that will be installed by May 31, 1999, at a total cost of less than $1,000.

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

As of May 1, 1999, the inventory and assessment phases of the plan were close to completion. The assessment of certain therapy, diagnostic and communications equipment is still being performed, but is expected to be completed by May 31, 1999. The implementation and testing phases are expected to be completed by July 1, 1999.

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

The Company's assessment of its Year 2000 Issue and the associated costs are based on management's best estimates, which were derived utilizing assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer codes and similar uncertainties. Therefore, there can be no assurance that management's assessment that the Company's Year 2000 Issue is insignificant is correct.

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

Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although the Company has experienced a small profit for fiscal year 1998 and the first quarter of 1999, the Company has not had surplus during the past fiscal year and does not have surplus during the first quarter of fiscal year 1998, and therefore, the Company does not plan to declare and pay dividends on its Common Stock.

In addition, the Company is prohibited from declaring any dividend, other than dividends payable solely in common stock, on any shares of any class of stock under the terms of the Company's Credit Agreement with Cerberus Partners, LP.

Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $7,067,000 and accrued interest in the amount of approximately $940,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).

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

10.9 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated December 21, 1998, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998, is incorporated by reference.

10.10 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated January 26, 1999, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998, is incorporated by reference.

10.11 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated February 22, 1999, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1998, is incorporated by reference.

10.12 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated March 31, 1999.

10.13 Assignment and Acceptance Agreement between Northstar Health Services, Inc., and Cerberus Partners, LP, dated September 8, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

27       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By:  /s/ Thomas W. Zaucha
     -----------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 1999


By:  /s/ Lisa S. Guarino
     -----------------------------
Lisa S. Guarino, CPA
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: May 7, 1999