Form 10-Q
period 1999-06-30
NORTHSTAR HEALTH SERVICES INC
filed 1999-08-13
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                    YES   X         NO
                                        -----          -----

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                        OUTSTANDING AS OF August 12, 1999
--------------------------------------         ---------------------------------
Common Stock, par value $.01 per share                        5,975,424


Transitional Small Business Disclosure Format (Check one):

                                    YES             NO   X
                                        -----          -----

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES


INDEX                                                                   PAGE
-----                                                                   ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998                         1

         Condensed Consolidated Statements of Operations
              for the three months ended June 30, 1999 and 1998           3

         Condensed Consolidated Statements of Operations
              for the six months ended June 30, 1999 and 1998             4

         Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 1999 and 1998             5

         Notes to Condensed Consolidated Financial Statements             6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                 15

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                          16

    Item 2. - Changes in Securities and Use of Proceeds                  16

    Item 3. - Defaults Upon Senior Securities                            16

    Item 5. - Other Information                                          16

    Item 6. - Exhibits and Reports on Form 8-K                           17

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                A S S E T S                                            June 30,       December 31,
                                -----------                                              1999             1998
                                                                                      -----------     ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                            $ 1,030         $   901
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 542 and $ 497 respectively                                                    4,490           4,624
       Management fees                                                                       155             224
       Miscellaneous                                                                          71             458
    Prepaid expenses and other current assets                                                122             399
                                                                                         -------         -------
               Total current assets                                                        5,868           6,606
                                                                                         -------         -------
PROPERTY AND EQUIPMENT, net                                                                2,080           2,231

INTANGIBLE ASSETS, net (Note 2)                                                           19,285          19,811

OTHER ASSETS                                                                                 119             126
                                                                                         -------         -------
TOTAL ASSETS                                                                             $27,352         $28,774
                                                                                         =======         =======


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                                June 30,       December 31,
                   ------------------------------------                                  1999             1998
                                                                                      -----------     ------------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                       $13,883          $14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                                 4,615            4,069
       Other debt                                                                            347              509
    Accounts payable                                                                         507              833
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                                 8,662            8,907
       Other Obligations                                                                   3,661            4,318
    Contractual obligations to employees                                                     790              915
                                                                                         -------          -------
                  Total current liabilities                                               32,465           33,634
                                                                                         -------          -------
LONG-TERM DEBT (Note 3)
    Thomas Zaucha and Zaucha Family Limited Partnership                                      397              809
    Other debt                                                                               242              242
                                                                                         -------          -------
                  Total long-term debt                                                       639            1,051

MINORITY INTEREST                                                                            181              181
                                                                                         -------          -------

                  Total liabilities                                                       33,285           34,866
                                                                                         -------          -------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                                --               --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at June 30, 1999 and December 31, 1998                         63               63
    Additional paid-in capital                                                            22,599           22,599
    Warrants outstanding                                                                   1,487            1,487
    Retained deficit                                                                     (29,629)         (29,788)
    Less: Treasury stock, 362,564 shares in 1999 and 1998, at cost                          (453)            (453)
                                                                                         -------          -------
                  Total stockholders' equity/(deficit)                                    (5,933)          (6,092)
                                                                                         -------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $27,352          $28,774
                                                                                         =======          =======


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)


                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                           1999             1998
                                                                          ------           ------
REVENUE:
   Net patient service revenue                                            $6,737           $7,930
   Management fee revenue                                                    322              374
                                                                          ------           ------
       Total revenue                                                       7,059            8,304

COSTS OF SERVICE                                                           3,247            3,961
                                                                          ------           ------
       Gross profit                                                        3,812            4,343

OPERATING EXPENSES:
    Selling, general and administrative expenses                           2,339            2,718
    Bad debt expense                                                         151               47
    Restructuring and other non-recurring expenses (Note 4)                    -              100
    Amortization of intangibles                                              228              232
    Depreciation and amortization                                            134              142
    Management fee expenses                                                  272              318
                                                                          ------           ------
       Total operating expenses                                            3,124            3,557
                                                                          ------           ------

OPERATING INCOME                                                             688              786

NON-OPERATING EXPENSES:
    Interest expense, net                                                    509              537
    Other expense, net                                                         7               (5)
                                                                          ------           ------
                  Total non-operating  expenses                              516              532
                                                                          ------           ------

INCOME BEFORE INCOME TAXES                                                   172              254

INCOME TAXES                                                                  --                1
                                                                          ------           ------

INCOME BEFORE  MINORITY INTEREST                                             172              253

MINORITY INTEREST                                                             89              129
                                                                          ------           ------

NET INCOME                                                                $   83           $  124
                                                                          ======           ======

NET INCOME PER SHARE - BASIC                                              $ 0.01           $ 0.02
                                                                          ======           ======

NET INCOME PER SHARE - DILUTED                                            $ 0.01           $ 0.02
                                                                          ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                               5,975,424        5,975,424
                                                                       =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS               5,975,424        5,976,211
                                                                       =========        =========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        1999            1998
                                                                                       -------         -------
REVENUE:
   Net patient service revenue                                                         $13,397         $15,712
   Management fee revenue                                                                  645             758
                                                                                       -------         -------
       Total revenue                                                                    14,042          16,470

COSTS OF SERVICE                                                                         6,316           7,690
                                                                                       -------         -------
       Gross profit                                                                      7,726           8,780

OPERATING EXPENSES:
    Selling, general and administrative expenses                                         4,818           5,687
    Bad debt expense                                                                       258             166
    Restructuring and other non-recurring expenses (Note 4)                                  -             215
    Amortization of intangibles                                                            455             464
    Depreciation and amortization                                                          272             280
    Management fee expenses                                                                581             718
                                                                                       -------         -------
       Total operating expenses                                                          6,384           7,530
                                                                                       -------         -------

OPERATING INCOME                                                                         1,342           1,250

NON-OPERATING EXPENSES:
    Interest expense, net                                                                1,012           1,063
    Other expense, net                                                                       5             (16)
                                                                                       -------         -------
                  Total non-operating  expenses                                          1,017           1,047
                                                                                       -------         -------

INCOME BEFORE INCOME TAXES                                                                 325             203

INCOME TAX PROVISION/(BENEFIT)                                                             (14)              1
                                                                                       -------         -------

INCOME BEFORE  MINORITY INTEREST                                                           339             202

MINORITY INTEREST                                                                          180             259
                                                                                       -------         -------

NET INCOME/(LOSS)                                                                      $   159         $   (57)
                                                                                       =======         =======

NET INCOME/(LOSS) PER SHARE - BASIC                                                    $  0.03         $ (0.01)
                                                                                       =======         =======

NET INCOME/(LOSS) PER SHARE - DILUTED                                                  $  0.03         $ (0.01)
                                                                                       =======         =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                             5,975,424       5,975,424
                                                                                     =========       =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS                             6,006,891       5,975,424
                                                                                     =========       =========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)

                              (Dollars in Thousands)

                                   (Unaudited)

                                                                                           Six Months Ended June 30,
                                                                                          ---------------------------
                                                                                           1999                1998
                                                                                          ------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income/(loss)                                                                     $  159              $   (57)
    Adjustments to reconcile net income/(loss) to net cash provided by
       (used in) operating activities-
          Depreciation and amortization                                                    1,099                1,142
          Provision for doubtful accounts                                                    258                   72
          Interest on discounted obligation                                                   71                  115
          Gain on sale of equipment                                                            7                  (11)
          Provision for (decrease)/increase in contractual obligations to
              employees                                                                      (60)                  72
          Minority interest                                                                  180                  259
          Change in current assets and liabilities-
              Decrease in receivables                                                        332                1,018
              Decrease in other current assets                                               277                   43
              Decrease in accounts payable                                                  (326)              (1,328)
              Decrease in accrued expenses                                                  (902)                (117)
                                                                                          ------              -------
                  Net cash provided by operating activities                                1,095                1,208
                                                                                          ------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                            7                   12
    Capital expenditures                                                                    (275)                (125)
    Deposits, loans and investments                                                            7                  (12)
                                                                                          ------              -------
                  Net cash used in investing activities                                     (261)                (125)
                                                                                          ------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                               (469)                (644)
   Distributions to minority interests                                                      (181)                (180)
   Payments of contractual obligations to employees                                          (66)                 (76)
   Borrowings on long-term debt                                                               11                   27
                                                                                          ------              -------
                  Net cash used in financing activities                                     (705)                (873)
                                                                                          ------              -------

NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                                        129                  210

CASH AND CASH EQUIVALENTS, beginning balance                                                 901                  657
                                                                                          ------              -------

CASH AND CASH EQUIVALENTS, ending balance                                                 $1,030              $   867
                                                                                          ======              =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                             $  933              $   832
Income taxes (refunded)/paid                                                                 (14)                   1

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                                     89                   28


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

Earnings Per Common Share

Earnings per share for the three and six month periods ended June 30, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 6,000 and 28,500 shares of the Company's common stock have been granted for the three and six month periods ended June 30, 1999, respectively, and no options have been exercised for the three and six month periods ended June 30, 1999.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended June 30, 1999 and 1998 (dollars in thousands, except per share data):

                                           For the three months ended June 30,
                                           -----------------------------------
                                              1999                     1998
                                           ---------                 ---------
  Basic earnings per share:
  Net income                                     $83                      $124
  Average shares outstanding               5,975,424                 5,975,424
  Income per share                             $0.01                     $0.02
  Diluted earnings per share:
  Net income                                     $83                      $124
  Average shares outstanding               5,975,424                 5,975,424
  Stock options                                   --                       787
                                           ---------                 ---------
  Diluted average shares outstanding       5,975,424                 5,976,211
  Income per share                             $0.01                     $0.02

The following table reconciles the number of shares utilized in the earnings per share calculations for the six-month periods ended June 30, 1999 and 1998 (dollars in thousands, except per share data):

                                            For the six months ended June 30,
                                           -----------------------------------
                                             1999                       1998
                                           ---------                 ---------
  Basic earnings per share:
  Net income                                    $159                      $(57)
  Average shares outstanding               5,975,424                 5,975,424
  Income per share                             $0.03                    $(0.01)
  Diluted earnings per share:
  Net income                                    $159                      $(57)
  Average shares outstanding               5,975,424                 5,975,424
  Stock options                               31,467                        --
                                           ---------                 ---------
  Diluted average shares outstanding       6,006,891                 5,975,424
  Income per share                             $0.03                    $(0.01)


For the three month periods ended June 30, 1999 and 1998, and the six month periods ended June 30, 1999 and 1998, options to purchase 958,466, 909,367, 629,466 and 933,699 and warrants to purchase 565,000, 633,500, 565,000 and
633,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for the six month period in 1998. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee of the Board of Directors. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.


2. Intangible Assets:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                       June 30,     December 31,
                                                        1999           1998
                                                      ---------     ------------
Excess of cost over net assets acquired (40 years)     $18,708        $18,708
Employment agreements (2 to 7 1/2 years)                   625            625
Keystone tradename (20 years)                            2,500          2,500
Covenant not to compete (5 years)                           78             78
Assembled Keystone workforce (5 years)                     450            450
Deferred financing and other costs (5 years)               828            831
                                                       -------        -------

Gross intangible assets                                 23,189         23,192

Less- accumulated amortization                          (3,904)        (3,381)
                                                       -------        -------

Net intangible assets                                  $19,285        $19,811
                                                       =======        =======

3. DEBT:

Debt consists of the following (dollars in thousands):


                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                                 --------           ------------
Term loan with Senior Lender                                                     $  5,883             $  6,083
Revolving line of credit with Senior Lender                                         2,000                2,000
Acquisition facility with Senior Lender                                             6,000                6,000
Non-interest bearing term notes to Thomas Zaucha and the Zaucha
     Family Limited Partnership                                                     2,625                2,625
Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership               2,400                2,400
Capital lease obligations with interest rates ranging from 9% to 15.6%
                                                                                      359                  579

Other debt                                                                            491                  441
                                                                                 --------             --------

Total long-term debt                                                               19,758               20,128

     Less:
         Current portion                                                          (18,845)             (18,661)
         Debt discount                                                               (274)                (416)
                                                                                 --------             --------

Long-term debt                                                                   $    639             $  1,051
                                                                                 ========             ========


As of June 30, 1999, the Company has no unused amounts under its existing credit facilities. During the second quarter of 1999, the Company's weighted average interest rate was 9.5%.

The Company is currently in default of its obligations under its credit facility with its Senior Lender, Cerberus Partners, LP. In September 1997, Cerberus purchased from IBJ Schroder Bank & Trust Company all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to an existing forbearance agreement that expired at the end of September 1997. The Company has subsequently entered into extensions of the forbearance agreement directly with Cerberus, the most recent of which is effective through August 31, 1999. The most recent extensions included a provision for payments that approximate the monthly accrued interest expenses on the loan plus principal payments of $100,000 on May 1, June 1, and July 1, 1999, and a principal and interest payment of $300,000 on August 1, 1999, which have been paid.

4. RESTUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of the actions of the management team that controlled the Company prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the consent solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. Although the majority of these issues were resolved in 1997 and 1998, certain matters are still subject to resolution in 1999. The amount of the expenses related to these matters is not expected to be material on an ongoing basis. Please refer to Note 6, Commitments and Contingencies.

5. Related-Party Transactions:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of the Company, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,919,500 and $1,105,500, respectively, as of June 30, 1999. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership have other amounts due directly to them of $6,927,209 and $1,734,580, respectively, as of June 30, 1999.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through June 30, 1999, the Company has incurred an expense of $235,181 related to rent due on these spaces. The Company also contracts with Impulse Development, a maintenance and construction company owned by Mr. Zaucha, from time-to-time for various projects. Through June 30, 1999, the Company has paid Impulse $1,073 for services rendered or projects in progress. As of June 30, 1999, outstanding advances to Impulse Development total $12,741.

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

Other

David D. Watson, former President of the Company has made claims against the Company in relation to an Employment Agreement and Note. On August 2, 1999, a settlement has been reached between the Company and David D. Watson.

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

Results of Operations

Three Months Ended June 30, 1999 and 1998

Total revenue

During the second quarter of 1999, the Company's total revenues declined by $1,245,000, or 15%, from $8,304,000 for the second quarter of 1998 to $7,059,000 for the second quarter of 1999. Revenues decreased approximately $810,000 as the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $52,000 is attributable to the termination of services in unprofitable areas and a change in the reimbursement of certain diagnostic services. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $240,000. Net patient service revenue from continuing operations decreased $339,000 as a result of a change in Medicare compensation for therapy services provided by outpatient rehabilitation agencies that was effective January 1, 1999, that negatively affected net reimbursement from Medicare and certain other payors. Revenues also declined $284,000 as the result of the sale in 1998 of the Company's interests in two joint ventures that provided mobile diagnostic services, including cardiac services, in Western Pennsylvania.

Costs of service and Gross profit

Due to the decrease in total revenues and the Company's cost reduction program initiated in 1998, costs of service decreased $714,000 from $3,961,000 for the second quarter of 1998 to $3,247,000 for 1999, or 18%. As a percentage of net patient service revenue, costs of service decreased from 49.9% in the second quarter of 1998 to 48.2% in the second quarter of 1999. As a result of these factors, gross profit declined $531,000, from $4,343,000 (52.3% of total revenue) for the second quarter of 1998 to $3,812,000 (54.0% of total revenue) for 1999.

Selling, general and administrative expense

Total selling, general and administrative expenses for the second quarter decreased $379,000 from $2,718,000 in 1998 to $2,339,000 in 1999. The 13.9%
decrease can be attributed to the cost reduction program initiated in May 1998, and the regional management reorganization that was completed in December 1998.

Bad debt expense

The Company incurred bad debt expense of $151,000 or approximately 2.2% of net patient service revenue during the second quarter of 1999 versus $47,000 or approximately .59% during the second quarter of 1998. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 3.3% and 1.7%, respectively, in the second quarter of 1999 and 1998.

Restructuring and non-recurring expense

In 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. During the second quarter of 1999, the expenses deemed non-recurring were considered immaterial.

Interest and other non-operating expenses

Interest expenses were $509,000 for the second quarter of 1999 compared to $537,000 for 1998. This decrease can be attributed to a decline in the Company's weighted average interest rate from 1998 to 1999. The Company reported a net non-operating loss of $7,000 in the second quarter of 1999 compared to net non-operating income of $5,000 in the second quarter of 1998.

Income taxes

The Company has not recorded a tax provision during the second quarter of 1999. As a result of the losses experienced in 1997 and prior years, the Company anticipates that taxable income in 1999 will be offset by tax loss carryforwards.

Net income

The net income for the second quarter of 1999 was $83,000 compared to $124,000 for the same period in 1998.

Six Months Ended June 30, 1999 and 1998

Total revenue

For the six month period ended June 30, 1999 the Company's total revenues declined by $2,428,000, or 14.7%, from $16,470,000 for the first six months of 1998 to $14,042,000 for 1999. Revenues decreased approximately $1,742,000 as the result of the closure or termination of certain clinics and contracts. Management fee revenues related to diagnostic services decreased approximately $113,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $527,000. Net patient service revenue from continuing operations decreased $602,000 as a result of a change in Medicare compensation for therapy services provided by outpatient rehabilitation agencies that was effective January 1, 1999, that negatively affected net reimbursement from Medicare and certain other payors. Revenues also declined $498,000 as the result of the sale in 1998 of the company's interests in two joint ventures that provided mobile diagnostic services, including cardiac services, in Western Pennsylvania.

Cost of service and Gross profit

Due to a decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service $1,374,000 from $7,690,000 for the first six months of 1998 to $6,316,000 for 1999, or 17.9%. As a percentage of net patient service revenue, cost of service decreased during the first six months of 1999, from 48.9% in 1998 to 47.1% in 1999. As a result of the decrease in total revenue in the first six months of 1999, gross profit decreased $1,054,000 from $8,780,000 for the first six months of 1998 to $7,726,000 for 1999. As a percentage of total revenue, gross profit increased from 53.3% of revenue for the first six months of 1998 to 55.0% for the first six months of 1999.


Selling, general and administrative expense

Total selling, general and administrative expenses for the first six months decreased $869,000 from $5,687,000 in 1998 to $4,818,000 in 1999. The 15.3%
decrease can be attributed to the cost reduction program initiated in May 1998, and the regional management reorganization that was completed in December 1998.

Bad debt expense

The Company incurred bad debt expense of $258,000 or approximately 1.9% of net patient service revenue during the first six months of 1999 versus $166,000 or approximately 1.1% during the first six months of 1998. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 3.1% and 2.4%, respectively, in the first six months of 1999 and 1998.

Restructuring and non-recurring expense

In 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. During the first six months of 1999, the expenses deemed non-recurring were considered immaterial.

Interest and other non-operating expenses

Interest expenses were $1,012,000 for the first six months of 1999 compared to $1,063,000 for 1998. This decrease can be attributed to the amortization of leases and other debt. The company reported net non-operating expense of $5,000 for the first six months of 1999 compared to $16,000 in net non- operating income in the first six months of 1998. Net operating income for the first six months of 1998 included approximately $12,000 in gain on the disposal of fixed assets compared to $7,000 in losses for the first six months of 1999.

Income taxes

The Company has recorded a tax benefit of $14,000 as the result of the receipt of an income tax refund from prior years. The Company has not recorded a tax provision during the first six months of 1999. As a result of the losses experienced in 1997 and prior years, the Company anticipates that taxable income in 1999 will be offset by tax loss carryforwards.

Net Income

The net income for the first six months of 1999 was $159,000 compared to a loss of $57,000 for the same period in 1998. This significant increase in profitability is due to improved operations and the decrease in the amount of restructuring and other non-recurring expenses from the first six months of 1998 to the first six months of 1999.


Liquidity and Capital Resources

The Company is currently in default of its obligations under the credit facility with Cerberus Partners, LP. Failure to reach an agreement with this senior creditor relative to a restructuring of the Company's outstanding debt obligations would likely result in acceleration of the loan and a filing of a petition for relief under the Federal Bankruptcy Code. The Company has been engaged in negotiations with Cerberus to reach a mutually agreeable restructuring of this debt at various times since September 1997. During this process, the Company has continued to enter into extensions of the forbearance agreement with Cerberus, which is currently extended through August 31, 1999, and has made monthly payments to Cerberus that approximate the monthly interest expenses on the loan. In addition, on May 3, June 1, and July 1, 1999, the Company made principal payments of $100,000 and on July 28, 1999, a principal and interest payment of $300,000, to be applied as provided for in the extensions of the forbearance agreement. However, there can be no assurance that the Company will be able to reach a mutually agreeable restructuring of the debt, or that it will continue to be able to enter into extensions of the current forbearance agreement. In addition, the Company has other obligations, including obligations incurred in the Keystone merger with the Zaucha's, that it is currently unable to pay. The Company is attempting to reach payment agreements with all of these parties; however, there is no assurance that it will be able to do so on mutually agreeable terms.

During the six months ended June 30, 1999, the Company provided $1,098,000 versus $1,208,000 of cash provided during the first six months of 1998. This change in cash provided from operations is primarily the result of an increase in the net income of the Company from a net loss of $57,000 during the first six months of 1998 to net income of $159,000 during the same period in 1999 that allowed the Company to continue to reduce the amount of its outstanding liabilities.

The net cash used in investing activities increased from $125,000 in the first six months of 1998 to $264,000 in the first six months of 1999 resulting primarily from an increase in expenditures for capital items in 1999.

During the first six months of 1998, the Company made debt principal payments of $644,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $469,000 for the first six months of 1999 due to the net affect of final payment of certain debt after the first six months of 1998 and principal payments of $100,000 to Cerberus on May 3 and June 1. In addition, during the first six months of 1999, the Company paid approximately $181,000 to minority interest holders in companies controlled by Northstar and $66,000 under contractual obligations with certain employees. During the first six months of 1999, the Company made no additional material borrowings under any debt arrangements.

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

In response to these developments, the Company continues to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. The Company has been engaged in negotiations for the sale of the assets of it's mobile diagnostic business, which has been unprofitable to date, and expects to finalize the sale during the third quarter of 1999. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible, and to seek additional sources of revenues. The Company's Chairman has indicated that he will not demand immediate reimbursement of all amounts currently due to him and his family partnership. While the Company is currently in default of its obligations under its Credit Agreement, it has been engaged in negotiations with Cerberus that the Company anticipates will lead to the execution of a permanent restructuring of its debt.

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

The Company has inventoried its computer equipment and identified potential Year 2000 issues. The upgrade on the Company's IBM RS/6000 operating system was installed in April 1999. All Personal Computer hardware is Year 2000 compliant, with the exception of a few older machines that require a "patch" that will be installed at a total cost of less than $1,000.

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

As of June 1, the inventory and assessment phases of the plan have been completed. All planned hardware and software upgrades to internal financial billing systems were completed on schedule, by July1, 1999. In-house testing of the components of the plan are scheduled to be completed by August 31, 1999.

Based on the assessment to date, the Company has determined that it will not be required to invest significant funds to replace hardware or software in order for its computer systems or equipment to properly utilize dates beyond December 31, 1999. Estimated costs to upgrade systems or equipment, either already performed or necessary in the future, are not expected to exceed $25,000, which will be provided out of internally generated cash flow. The Company presently believes that if any additional modifications are required that are unknown at this time, they will be insignificant in scope and cost. All remediation of the Company's computer systems or equipment, relating to the Year 2000 Issue, has been completed.

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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On October 2, 1998 , Commercial Financial Corporation, a named defendant in the lawsuit filed by the Company in September 1996 in federal court in Pittsburgh, filed a demand for arbitration against the Company for alleged breach of contract. A settlement has been reached between the Company, Commercial Financial Corporation, and Nichlaus P. Horoszko, Commercial Financial Corporation's President, in that federal court action. As part of that settlement, Commercial Financial Corporation agreed to withdraw its demand for arbitration, with prejudice.

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

Item 3. - Defaults Upon Senior Securities

The Company is currently in default of its financial and other covenants and payment obligations under its Credit Agreement with Cerberus Partners, LP. As of the date of the filing of this report, the Company is in arrears on its principal obligations in the amount of $7,557,000 and accrued interest in the amount of approximately $930,000. Please refer to the Liquidity and Capital Resources and Summary sections of the Management's Discussion and Analysis (Part I, Item 2).

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

10.11 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated March 31, 1999, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 7, 1999, is incorporated by reference.

10.12 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated May 31, 1999.

10.13 Extension Supplement between Northstar Health Services, Inc., Cerberus Partners, LP and Bear Sterns & Co., dated July 31, 1999.

10.14 Assignment and Acceptance Agreement between Northstar Health Services, Inc., and Cerberus Partners, LP, dated September 8, 1997, filed as an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, is incorporated by reference.

27       Financial Data Schedule

(b)      Reports on Form 8-K

99       Form 8-K, dated May 27, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By: /s/ Thomas W. Zaucha
   ----------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)
Date: August 13, 1999