Form 10-Q
period 1999-09-30
NORTHSTAR HEALTH SERVICES INC
filed 1999-11-12
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                        YES __X__                 NO ____

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                    OUTSTANDING AS OF November 1, 1999
-------------------------------------      -------------------------------------
Common Stock, par value $.01 per share                     5,975,424

Transitional Small Business Disclosure Format (Check one):

                       YES ______                NO __X__

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

INDEX                                                                      PAGE
-----                                                                      ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              September  30, 1999 and December 31, 1998                       1

         Condensed Consolidated Statements of Operations
              for the three months ended September 30, 1999 and 1998          3

         Condensed Consolidated Statements of Operations
              for the nine months ended September  30, 1999 and 1998          4

         Condensed Consolidated Statements of Cash Flows
              for the nine months ended September  30, 1999 and 1998          5

         Notes to Condensed Consolidated Financial Statements                 6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                      15

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                               16

    Item 2. - Changes in Securities and Use of Proceeds                       16

    Item 3. - Defaults Upon Senior Securities                                 16

    Item 5. - Other Information                                               16

    Item 6. - Exhibits and Reports on Form 8-K                                17

Item 1. - Financial Statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                             (Dollars in Thousands)

                                A S S E T S                                        September 30,          December 31,
                                -----------                                             1999                  1998
                                                                                    ------------          ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $        590          $        901
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 447 and $ 497 respectively                                                    4,242                 4,624
       Management fees                                                                        43                   224
       Miscellaneous                                                                          76                   458
    Prepaid expenses and other current assets                                                113                   399
                                                                                    ------------          ------------
    Total current assets                                                                   5,064                 6,606
                                                                                    ------------          ------------
PROPERTY AND EQUIPMENT, net                                                                1,623                 2,231

INTANGIBLE ASSETS, net (Note 2)                                                           18,276                19,811

OTHER ASSETS                                                                                 121                   126
                                                                                    ------------          ------------
TOTAL ASSETS                                                                        $     25,084          $     28,774
                                                                                    ============          ============

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY                      September 30,    December 31,
                   ------------------------------------                           1999           1998
                                                                             -------------    ------------
                                                                               (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                              $  2,941       $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                         4,619          4,069
       Other debt                                                                    415            509
    Accounts payable                                                                 546            833
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                         8,541          8,907
       Other Obligations                                                           1,709          4,318
    Contractual obligations to employees                                             710            915
                                                                                --------       --------

                  Total current liabilities                                       19,481         33,634
                                                                                --------       --------

LONG-TERM DEBT (Note 3)
    Senior Debt                                                                   11,611             --
    Thomas Zaucha and Zaucha Family Limited Partnership                              196            809
    Other debt                                                                       253            242
                                                                                --------       --------
                  Total long-term debt                                            12,060          1,051

MINORITY INTEREST                                                                    175            181
                                                                                --------       --------
    Total liabilities                                                             31,716         34,866
                                                                                --------       --------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                        --             --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at September 30, 1999 and December 31, 1998
                                                                                      63             63
    Additional paid-in capital                                                    22,642         22,599
    Warrants outstanding                                                           1,487          1,487
    Retained deficit                                                             (30,371)       (29,788)
    Less:  Treasury stock, 362,564 shares in 1999 and 1998, at cost                 (453)          (453)
                                                                                --------       --------

    Total stockholders' equity/(deficit)                                          (6,632)        (6,092)
                                                                                --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 25,084       $ 28,774
                                                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                     Three Months Ended September 30,
                                                                     ---------------------------------
                                                                         1999                  1998
                                                                     -----------           -----------
REVENUE:
   Net patient service revenue                                       $     6,666           $     7,601
   Management fee revenue                                                    106                   332
                                                                     -----------           -----------
       Total revenue                                                       6,772                 7,933

COSTS OF SERVICE                                                           3,060                 3,690
                                                                     -----------           -----------
       Gross profit                                                        3,712                 4,243

OPERATING EXPENSES:
    Selling, general and administrative expenses                           2,244                 2,665
    Bad debt expense                                                          44                    72
    Restructuring and other non-recurring expenses (Note 4)                   --                    22
    Amortization of intangibles                                              227                   232
    Depreciation and amortization                                            268                   144
    Management fee expenses                                                  154                   305
    Provision for impairment of subsidiary assets                            930                    --
                                                                     -----------           -----------
         Total operating expenses                                          3,867                 3,440
                                                                     -----------           -----------

OPERATING INCOME/(LOSS)                                                     (155)                  803

NON-OPERATING EXPENSES:
    Interest expense, net                                                    505                   535
    Other expense, net                                                        (1)                  (40)
                                                                     -----------           -----------
                  Total non-operating  expenses                              504                   495
                                                                     -----------           -----------

(LOSS)/INCOME BEFORE INCOME TAXES                                           (659)                  308

INCOME TAXES                                                                   0                     0
                                                                     -----------           -----------

(LOSS)/INCOME BEFORE  MINORITY INTEREST                                     (659)                  308

MINORITY INTEREST                                                             84                    95
                                                                     -----------           -----------

NET (LOSS)/INCOME                                                    $      (743)          $       213
                                                                     ===========           ===========

NET (LOSS)/INCOME PER SHARE - BASIC                                  $     (0.12)          $      0.04
                                                                     ===========           ===========

NET (LOSS)/INCOME PER SHARE - DILUTED                                $     (0.12)          $      0.04
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                               5,975,424             5,975,424
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS               5,975,424             6,002,517
                                                                     ===========           ===========

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                     ---------------------------------
                                                                         1999                  1998
                                                                     -----------           -----------
REVENUE:
   Net patient service revenue                                       $    20,063           $    23,313
   Management fee revenue                                                    750                 1,090
                                                                     -----------           -----------
       Total revenue                                                      20,813                24,403

COSTS OF SERVICE                                                           9,376                11,380
                                                                     -----------           -----------
       Gross profit                                                       11,437                13,023

OPERATING EXPENSES:
    Selling, general and administrative expenses                           7,061                 8,353
    Bad debt expense                                                         302                   238
    Restructuring and other non-recurring expenses (Note 4)                   --                   237
    Amortization of intangibles                                              682                   695
    Depreciation and amortization                                            540                   424
    Management fee expenses                                                  734                 1,023
    Provision for impairment of subsidiary assets                            930                    --
                                                                     -----------           -----------
          Total operating expenses                                        10,249                10,970
                                                                     -----------           -----------

OPERATING INCOME                                                           1,188                 2,053

NON-OPERATING EXPENSES:
    Interest expense, net                                                  1,518                 1,598
    Other expense, net                                                         3                   (57)
                                                                     -----------           -----------
                  Total non-operating  expenses                            1,521                 1,541
                                                                     -----------           -----------

(LOSS)/INCOME BEFORE INCOME TAXES                                           (333)                  512

INCOME TAX (BENEFIT)/PROVISION                                               (14)                    1
                                                                     -----------           -----------

(LOSS)/INCOME BEFORE  MINORITY INTEREST                                     (319)                  511

MINORITY INTEREST                                                            264                   355
                                                                     -----------           -----------

NET (LOSS)/INCOME                                                    $      (583)          $       156
                                                                     ===========           ===========

NET (LOSS)/INCOME PER SHARE - BASIC                                  $     (0.10)          $      0.03
                                                                     ===========           ===========

NET (LOSS)/INCOME PER SHARE - DILUTED                                $     (0.10)          $      0.03
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                               5,975,424             5,975,424
                                                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS               5,975,424             5,988,638
                                                                     ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                     1999              1998
                                                                                   -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                              $  (583)          $   156
    Adjustments to reconcile net income/(loss) to net cash provided by
       (used in) operating activities-
          Depreciation and amortization                                              1,772             1,748
          Provision for doubtful accounts                                              302               238
          Interest on discounted obligation                                            103               165
          Provision for impairment of subsidiary assets                                930                --
          (Gain)/loss on sale of equipment                                               7                (8)
          Legal Settlement and other                                                  (263)              (17)
          Provision for (decrease)/increase in contractual obligations to
              employees                                                               (107)               41
          Minority interest                                                            265               353
          Change in current assets and liabilities-
              Decrease in receivables                                                  643               942
              Decrease in other current assets                                         286                43
              Decrease in accounts payable                                            (287)           (1,205)
              Decrease in accrued expenses                                          (2,975)             (864)
                                                                                   -------           -------
                  Net cash provided by operating activities                             93             1,592
                                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                     10                33
    Capital expenditures                                                              (380)             (292)
    Deposits, loans and investments                                                      5                 6
                                                                                   -------           -------
                  Net cash used in investing activities                               (365)             (253)
                                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                         (661)             (847)
   Distributions to minority interests                                                (271)             (313)
   Payments of contractual obligations to employees                                    (98)             (112)
   Borrowings on long-term debt                                                        991                75
                                                                                   -------           -------
                  Net cash used in financing activities                                (39)           (1,197)
                                                                                   -------           -------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                  (311)              142

CASH AND CASH EQUIVALENTS, beginning balance                                           901               657
                                                                                   -------           -------

CASH AND CASH EQUIVALENTS, ending balance                                          $   590           $   799
                                                                                   =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                      $ 2,161           $ 1,252
Income taxes (refunded)/paid                                                           (14)                1

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                               89                28
Issue warrants to bank as debt discount                                                 43                --

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

These condensed consolidated financial statements of Northstar Health Services, Inc. (the "Company") are unaudited and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998.

Management Fees

The Company manages a business on a contract basis that provides mobile diagnostic services. In conjunction with this contract, the Company receives compensation in the form of a monthly management fee. This fee is equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The Company's mobile diagnostic services business was terminated on August 13, 1999.

Earnings Per Common Share

Earnings per share for the three and nine month periods ended September 30, 1999 and 1998 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 42,500 and 71,000 shares of the Company's common stock have been granted for the three and nine month periods ended September 30, 1999, respectively, and no options have been exercised for the three and nine month periods ended September 30, 1999.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended September 30, 1999 and 1998 (dollars in thousands, except per share data):

                                                For the three months ended September 30,
                                                ----------------------------------------
                                                      1999                     1998
                                                      ----                     ----
Basic earnings per share:
Net (loss)/income                                $      (743)               $      213
Average shares outstanding                         5,975,424                 5,975,424
(Loss)/income per share                          $     (0.12)               $     0.04
Diluted earnings per share:
Net (loss)/income                                $      (743)               $      213
Average shares outstanding                         5,975,424                 5,975,424
Stock options                                              0                    27,094
                                                 -----------                ----------
Diluted average shares outstanding                 5,975,424                 6,002,517
(Loss)/income per share                          $     (0.12)               $     0.04

The following table reconciles the number of shares utilized in the earnings per share calculations for the nine-month periods ended September 30, 1999 and 1998 (dollars in thousands, except per share data):

                                                For the nine months ended September 30,
                                                ---------------------------------------
                                                     1999                      1998
                                                     ----                      ----
Basic earnings per share:
Net (loss)/income                                $      (583)               $      156
Average shares outstanding                         5,975,424                 5,975,424
(Loss)/income per share                          $     (0.10)               $     0.03
Diluted earnings per share:
Net (loss)/income                                $      (583)               $      156
Average shares outstanding                         5,975,424                 5,975,424
Stock options                                              0                    13,214
                                                 -----------                ----------
Diluted average shares outstanding                 5,975,424                 5,988,638
(Loss)/income per share                          $     (0.10)               $     0.03


For the three month periods ended September 30, 1999 and 1998, and the nine month periods ended September 30, 1999 and 1998, options to purchase 969,366, 909,800, 942,366 and 933,800 and warrants to purchase 565,000, 633,500, 565,000 and 633,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares for the respective periods. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                               September 30,           December 31,
                                                                   1999                    1998
                                                               -------------           ------------
Excess of cost over net assets acquired (40 years)               $ 18,708                $ 18,708
Employment agreements (2 to 7 1/2 years)                              625                     625
Keystone tradename (20 years)                                       2,500                   2,500
Covenant not to compete (5 years)                                      78                      78
Assembled Keystone workforce (5 years)                                450                     450
Deferred financing and other costs (5 years)                          828                     831
                                                                 --------                --------

Gross intangible assets                                            23,189                  23,192

Less- accumulated amortization                                     (4,913)                 (3,381)
                                                                 --------                --------

Net intangible assets                                            $ 18,276                $ 19,811
                                                                 ========                ========

At September 30, 1999, Accumulated Amortization of Intangible Assets includes a charge of $596,000 related to the impairment of the goodwill related to the Company's Penn Vascusonics subsidiary.

3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                                   September 30,            December 31,
                                                                                        1999                    1998
                                                                                   -------------            ------------
Amended and restated term loan with Senior Lender (See Below)                        $ 14,552                $     --
Term loan with Senior Lender                                                               --                   6,083
Revolving line of credit with Senior Lender                                                --                   2,000
Acquisition facility with Senior Lender                                                    --                   6,000
Non-interest bearing term notes to Thomas Zaucha and the Zaucha Family
     Limited Partnership                                                                2,625                   2,625
Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership
                                                                                        2,400                   2,400
Capital lease obligations with interest rates ranging from 9% to 15.6%
                                                                                          301                     579

Other debt                                                                                433                     441
                                                                                     --------                --------

Total long-term debt                                                                   20,311                  20,128

     Less:
         Current portion                                                               (7,975)                (18,661)
         Debt discount                                                                   (276)                   (416)
                                                                                     --------                --------

Long-term debt                                                                       $ 12,060                $  1,051
                                                                                     ========                ========

On September 30, 1999, the Company restructured its credit facility with its Senior Lender, Cerberus Capital Management, LLC. As a result, the Company is no longer in default of its obligations to its Senior Lender. The restructured credit facility is due and payable in monthly installments with a final payment of all remaining obligations due on or before December 31, 2000.

During the third quarter of 1999, the Company's weighted average interest rate was 9.5%.

4.  RESTRUCTURING AND NON-RECURRING EXPENSES:

Since 1996, the Company has incurred significant legal, accounting and consulting expenses arising out of its investigation of the actions of the management team that controlled the Company prior to 1996 and the resulting litigation brought both against and by the Company. It has also incurred significant expenses related to the consent solicitation that was conducted in 1997, and the reorganization of the management and operations of the Company after the reinstatement of Thomas Zaucha as Chairman and CEO in May 1997. The majority of these issues were resolved in 1997 and 1998 and the remaining matters have been resolved in 1999, with the exception of a potential action which may be brought by a former Director of and consultant to the Company. The amount of the expenses incurred in 1999 related to these matters was not material. Please refer to Note 6, Commitments and Contingencies.

5. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, an officer of the Company, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,919,500 and $1,105,500, respectively, as of September 30, 1999. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership have other amounts due directly to them of $6,814,520 and $1,726,065, respectively, as of September 30, 1999.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through September 30, 1999, the Company has incurred an expense of $362,521 related to rent due on these spaces. The Company also contracts with Impulse Development, a maintenance and construction company owned by Mr. Zaucha, from time-to-time for various projects. Through September 30, 1999, the Company has paid Impulse $52,300 for services rendered or projects in progress. As of September 30, 1999, outstanding advances to Impulse Development total $10,173.

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

The Company presently does not have sufficient cash to meet its obligations under the guarantee. This amount is recorded as a liability in accrued expenses. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate. The Company has not issued any shares of Common Stock to Mr. Zaucha to satisfy this obligation.

Other

David D. Watson, former President of the Company has made claims against the Company in relation to an Employment Agreement and Note. On August 2, 1999, a settlement has been reached between the Company and David D. Watson.


7. SUBSEQUENT EVENT

On August 13, 1999, the Company terminated the mobile diagnostic services performed by its Penn Vascusonics subsidiary. In the third quarter of 1999, the Company recorded a provision for the impairment related to this subsidiary. These costs included a provision of $334,000 for impaired fixed assets and $596,000 for impaired goodwill. In the nine months ended September 30 of 1999 and 1998, Penn Vascusonics lost $397,000 and $225,000, respectively, from operations. Management believes that Penn Vascusonics was its only remaining under-performing asset.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; the Company's ability to refinance its Senior Debt before December 31, 2000 and the ability to comply with various covenants in connection with existing financing; the ability to access additional financing or capital; the ability of the Company to have its Common Stock relisted on a national market or exchange; and the uncertainties surrounding the healthcare industry in general.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

Total revenue

During the third quarter of 1999, the Company's total revenues declined by $1,161,000, or 14.6%, from $7,933,000 for the third quarter of 1998 to
$6,772,000 for the third quarter of 1999. Revenues decreased approximately $829,000 as the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $226,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $253,000. Net patient service revenue from continuing operations decreased $145,000 as a result of a change in Medicare compensation for therapy services provided by outpatient rehabilitation agencies that was effective January 1, 1999, that negatively affected net reimbursement from Medicare and certain other payors. Revenues also declined $214,000 as the result of the sale in 1998 of the Company's interests in two joint ventures that provided mobile diagnostic services, including cardiac services, in Western Pennsylvania.

Costs of service and Gross profit

Due to the decrease in total revenues and the Company's cost reduction program initiated in 1998, costs of service decreased $630,000 from $3,690,000 for the third quarter of 1998 to $3,060,000 for 1999, or 17.1%. As a percentage of net patient service revenue, costs of service decreased from 48.5% in the third quarter of 1998 to 45.9% in the third quarter of 1999. Gross profit declined $531,000, from $4,243,000 for the third quarter of 1998 to $3,712,000 for 1999, as the cost reduction program did not fully offset the decrease in gross margin due to volume. However, as a percentage of total revenue, gross profit increased from 53.5% of total revenue for the third quarter of 1998 to 54.8% of total revenue for 1999.

Selling, general and administrative expense

Total selling, general and administrative expenses for the third quarter decreased $421,000 from $2,665,000 in 1998 to $2,244,000 in 1999. The 15.8%
decrease can be attributed to the cost reduction program initiated in May 1998, and the regional management reorganization that was completed in December 1998.

Bad debt expense

The Company incurred bad debt expense of $44,000 or approximately .7% of net patient service revenue during the third quarter of 1999 versus $72,000 or approximately 1.0% during the third quarter of 1998. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 1.7% and 2.1%, respectively, in the third quarter of 1999 and 1998.

Provision for loss on sale of subsidiary

On August 13, 1999, the Company terminated the mobile diagnostic services performed by its Penn Vascusonics subsidiary. In the third quarter of 1999, the Company recorded a provision for the impairment related to this subsidiary. These costs included a provision of $334,000 for impaired fixed assets and $596,000 for impaired goodwill. In the third quarter of 1999 and 1998, Penn Vascusonics lost $175,000 and $134,000, respectively, from operations. Management believes that Penn Vascusonics was its only remaining under-performing asset.

Interest and other non-operating expenses

Interest expense was $505,000 for the third quarter of 1999 compared to $535,000 for 1998. This decrease can be attributed to a decline in the Company's weighted average interest rate from 1998 to 1999. Certain costs estimated at $175,000 associated with the restructuring of the Company's senior debt were recorded in the third quarter of 1999, as well as the write-off of deferred financing costs related to the previous debt instrument of $151,000. These costs were partially offset by a favorable reversal of legal expenses of $118,000. The Company reported net non-operating income of $1,000 in the third quarter of 1999 compared to net non-operating income of $40,000 in the third quarter of 1998.

Income taxes

The Company has not recorded a tax provision during the third quarter of 1999. As a result of the losses experienced in 1997 and prior years, the Company anticipates that any taxable income in 1999 will be offset by tax loss carryforwards.

Net income

The net loss for the third quarter of 1999 was $743,000 compared to net income of $213,000 for the same period in 1998. The significant decline in profitability is due to the provision for the impairment of assets related to the mobile diagnostic subsidiary and certain of the costs associated with restructuring of the Company's senior debt.

NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

Total revenue

For the nine month period ended September 30, 1999, the Company's total revenues declined by $3,590,000, or 14.7%, from $24,403,000 for the first nine months of 1998 to $20,813,000 for 1999. Revenues decreased approximately $2,437,000 as the result of the closure or termination of certain clinics and contracts. This was partially offset by the Company opening new outpatient offices and entering into new contracts that resulted in an increase in net patient service revenues of $488,000. A decline in Management fee revenues of approximately $340,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999. Net patient service revenue from continuing operations decreased $590,000 as a result of a change in Medicare compensation for therapy services provided by outpatient rehabilitation agencies that was effective January 1, 1999, that negatively affected net reimbursement from Medicare and certain other payors. Revenues also declined $711,000 as the result of the sale in 1998 of the company's interests in two joint ventures that provided mobile diagnostic services, including cardiac services, in Western Pennsylvania.

Cost of service and Gross profit

Due to a decrease in total revenues, the continued stabilization of the Company's workforce and revenue base and the Company's cost reduction program initiated in 1998, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $2,004,000 from $11,380,000 for the first nine months of 1998 to $9,376,000 for
1999, or 17.6%. As a percentage of net patient service revenue, cost of service decreased during the first nine months of 1999, from 48.8% in 1998 to 46.7% in 1999. As a result of the decrease in total revenue in the first nine months of 1999, gross profit decreased $1,586,000 from $13,023,000 for the first nine months of 1998 to $11,437,000 for 1999. As a percentage of total revenue, gross profit increased from 53.4% of revenue for the first nine months of 1998 to 55.0% for the first nine months of 1999.


Selling, general and administrative expense

Total selling, general and administrative expenses for the first nine months decreased $1,292,000 from $8,353,000 in 1998 to $7,061,000 in 1999. The 15.5%
decrease can be attributed to the cost reduction program initiated in May 1998, and the regional management reorganization that was completed in December 1998.

Bad debt expense

The Company incurred bad debt expense of $302,000 or approximately 1.5% of net patient service revenue during the first nine months of 1999 versus $238,000 or approximately 1.0% during the first nine months of 1998. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectable in prior years. Bad debt expense without any recoveries would have been approximately 2.6% and 2.3%, respectively, in the first nine months of 1999 and 1998.

Restructuring and non-recurring expense

In 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. During the first nine months of 1999, the expenses deemed non-recurring were considered immaterial.

Provision for loss on sale of subsidiary

On August 13, 1999, the Company terminated the mobile diagnostic services performed by its Penn Vascusonics subsidiary. In the third quarter of 1999, the Company recorded a provision for the impairment related to this subsidiary. These costs included a provision of $334,000 for impaired fixed assets and $596,000 for impaired goodwill. In the nine months ended September 30 of 1999 and 1998, Penn Vascusonics lost $397,000 and $225,000, respectively, from operations. Management believes that Penn Vascusonics was its only remaining under-performing asset.

Interest and other non-operating expenses

Interest expenses were $1,518,000 for the first nine months of 1999 compared to $1,598,000 for 1998. This decrease can be attributed to the amortization of leases and other debt. The Company reported net non-operating expense of $3,000 for the first nine months of 1999 compared to $57,000 in net non-operating income in the first nine months of 1998. Net operating income for the first nine months of 1998 included approximately $7,900 in gain on the disposal of fixed assets compared to $7,000 in losses for the first nine months of 1999. Certain costs estimated at $175,000 associated with the restructuring of the company's senior debt were recorded in the third quarter of 1999, as well as the write-off of deferred financing costs related to the previous debt instrument of $151,000. These costs were partially offset by a favorable reversal of legal expenses of $118,000.

Income taxes

The Company has recorded a tax benefit of $14,000 as the result of the receipt of an income tax refund from prior years. The Company has not recorded a tax provision during the first nine months of 1999. As a result of the losses experienced in 1997 and prior years, the Company anticipates that any taxable income in 1999 will be offset by tax loss carryforwards.

Net Income

The net loss for the first nine months of 1999 was $583,000 compared to income of $156,000 for the same period in 1998. The significant decline in profitability is due to the provision for the impairment of assets related to the mobile diagnostic subsidiary and certain of the costs associated with restructuring of the Company's senior debt.


LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1999, the Company restructured its credit facility with its Senior Lender, Cerberus Capital Management, LLC. As a result, the Company is no longer in default of its obligations to its Senior Lender. The restructured credit facility is due and payable in monthly installments with a final payment of all remaining obligations due on or before December 31, 2000.

During the nine months ended September 30, 1999, the Company provided $93,000 versus $1,592,000 of net cash provided during the first nine months of 1998 primarily due to a decrease in accrued expense liabilities. The net cash used in investing activities increased from $253,000 in the first nine months of 1998 to $365,000 in the first nine months of 1999 resulting primarily from an increase in expenditures for capital items in 1999.

During the first nine months of 1998, the Company made debt principal payments of $847,000 which were primarily scheduled debt and lease payments as well as payments on debt to former owners and managers of the Company. This amount decreased to $661,000 for the first nine months of 1999 due to the net effect of final payment of certain debt after the first nine months of 1998 and principal payments of $100,000 to Cerberus on May 3, June 1 and July1 and combined principal and interest payments of $300,000 on August 2 and September 1, 1999. In addition, during the first nine months of 1999, the Company paid approximately $271,000 to minority interest holders in companies controlled by Northstar and $98,000 under contractual obligations with certain employees.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to experience problems with liquidity as a result of the expenses related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; prior year's operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect refinancing of its outstanding long-term debt obligations in the foreseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

In response to these developments, the Company continues to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. During the third quarter of 1999, the Company negotiated the sale of it's Penn Vascusonics mobile diagnostic business, which had been unprofitable. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible, and to seek additional sources of revenues. The Company's Chairman continues to indicate that he will not demand immediate reimbursement of all amounts currently due to him and his family partnership.

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

The Company is aware of potential Year 2000 issues in its internal computer systems and software, payor and supplier systems and software, Electronic Data Interchange (EDI) software, and certain therapy equipment that contain computer operating systems. In response to these issues, the Company has formed a Year 2000 Project Team (the "Team") that is headed by the Director of Management Information Systems. This Team includes members of senior management, Information Systems professionals, department heads and outside consultants. The Year 2000 Project Team has developed and implemented a work plan that includes inventory, assessment, planning, implementation and testing. The scope of this plan encompasses many elements, including hardware, operating systems, application software, end user computing, communications, facilities, equipment and suppliers. Monthly status/progress reports, including Y2K Compliance Status Worksheets, are issued to the Chief Financial Officer who, in turn, updates the Board of Directors.

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

The inventory and assessment phases of the plan have been completed. All planned hardware and software upgrades to internal financial billing systems have been completed on schedule. In-house testing of the components has been satisfactorily completed. Retesting will continue through year end.

Based on the assessment to date, the Company has determined that it will not be required to invest significant funds to replace hardware or software in order for its computer systems or equipment to properly utilize dates beyond December 31, 1999. Estimated costs to upgrade systems or equipment are not expected to exceed $25,000, which have been provided out of internally generated cash flow. The Company presently believes that if any additional modifications are required that are unknown at this time, they will be insignificant in scope and cost. All remediation of the Company's computer systems or equipment, relating to the Year 2000 Issue, has been completed.

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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On October 2, 1998, Commercial Financial Corporation, a named defendant in the lawsuit filed by the Company in September 1996 in federal court in Pittsburgh, filed a demand for arbitration against the Company for alleged breach of contract. A settlement has been reached between the Company, Commercial Financial Corporation, and Nichlaus P. Horoszko, Commercial Financial Corporation's President, in that federal court action. As part of that settlement, Commercial Financial Corporation agreed to withdraw its demand for arbitration, with prejudice.

Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although the Company has experienced a small profit for fiscal year 1998 and for the first two quarters of 1999, the Company has not had surplus during the past fiscal year and does not have surplus during the three quarters of fiscal year 1999, and therefore, the Company does not plan to declare and pay dividends on its Common Stock.

In addition, the Company is prohibited from declaring any dividend, other than dividends payable solely in common stock, on any shares of any class of stock under the terms of the Company's Amended and Restated Credit Agreement with Cerberus Capital Management, LLC.

Item 3. - Defaults upon Senior Securities

None

Item 5. - Other Information

Future Business Opportunities

From time to time, the Company engages in exploratory discussions with possible candidates for a merger or joint venture in an effort to improve its liquidity and operations and as part of its strategic planning to improve shareholder value. However, there is no guarantee that the Company will decide to enter into a merger or joint venture, or that it will find a suitable merger or joint venture partner. It is Management's intent to focus on existing operations until the Amended and Restated Credit Agreement is refinanced by December 31, 2000.

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

10.2     Amended and Restated Credit Agreement.

10.3     Amended and Restated Promissory Note: Cerberus Capital Management, LLC.

10.4     Amended and Restated Promissory Note:  Bear Stearns & Co.

10.5     Amended and Restated Company Security Agreement.

10.6     Amended and Restated Subsidiaries Guaranty.

10.7     Amended and Restated Company Pledge Agreement.

10.8     Amended and Restated Subsidiaries Stock Pledge Agreement.

10.9     Amended and Restated Subsidiaries Security Agreement.

10.10    Zaucha Subordination Agreement.

10.11    Zaucha Payment Letter.

10.12    Warrant to Purchase Shares of Common Stock.

27       Financial Data Schedule

(b)      Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By:  /s/ Thomas W. Zaucha
     --------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 12, 1999



By:  /s/ James R. Martin
     -------------------
James R. Martin
Executive Vice President and Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)
Date:  November 12, 1999