Form 10-K
period 1999-12-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-03-27
CIK 896880

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

(MARK ONE)

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the Fiscal Year Ended December 31, 1999
                                       OR

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the Transition Period From __________ to __________

       COMMISSION FILE NUMBER 0-21752

                         NORTHSTAR HEALTH SERVICES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        25-1697152
                  --------                                        ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                or organization)                             Identification No.)


        665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA              15701
        ----------------------------------------------            ---------
         (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (724) 349-7500
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

                                                   Name of each exchange
             Title of each class                    on which registered
            --------------------                  ----------------------
   Common Stock-Par Value $.01 Per Share                    *

    *Due to circumstances described herein, the Common Stock was delisted on May 31, 1996 and is currently quoted on the Over the Counter Bulletin Board.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as of March 20, 2000 is set forth below:

                                                 Aggregate Market Value of the
         Class of Stock                      Voting Stock held by Non-Affiliates
         ----------------                    -----------------------------------
Common Stock, $.01 par value                               $6,722,352

         The number of shares of Common Stock outstanding at March 20, 2000:
5,975,424

DOCUMENTS INCORPORATED BY REFERENCE:  PART OF FORM 10-K INTO WHICH THIS DOCUMENT
   None                               IS INCORPORATED:

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

         From time to time, Northstar Health Services, Inc., ("Northstar" or the Company") will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; potential defaults in borrowing arrangements, potential defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange and the uncertainties surrounding the healthcare industry in general.


ITEM 1.  BUSINESS

         In addition to other sections of this document, this Business section contains the type of forward looking statements and projections discussed above and must be read in connection with those disclosures.

GENERAL

         The Company, a Delaware corporation, is a regional provider of physical rehabilitation and other health care services in Pennsylvania and adjacent states, providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of physical rehabilitation are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the ability to perform basic activities, including communication. The Company believes that physical rehabilitation improves patient outcomes and shortens a patient's recovery time and, as a result, has gained increasing recognition by payors as both a clinically effective and a cost effective means to lower total healthcare expenses.

         The Company's corporate and subsidiary operations are organized to better position itself to efficiently manage existing and emerging opportunities in its primary markets. As such, the Company has defined three operating subsidiaries:

         o KEYSTONE REHABILITATION SYSTEMS, INC. ("Keystone") provides outpatient rehabilitation, primarily to ambulatory patients at sixty-eight (68) outpatient sites specializing in orthopedics, sports and neurologic rehabilitation. Keystone utilizes physical therapists, occupational therapists and speech therapists to provide its services. Keystone also contracts with hospitals, nursing homes, home health agencies, personal care homes and school districts to provide physical therapy, occupational therapy, speech language pathology and athletic training services. Keystone is one of the largest providers of outpatient rehabilitation services in Pennsylvania.

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

         o NORTHSTAR MEDICAL SERVICES, INC. ("NMS") is a subsidiary corporation that was designed to develop and manage physician practices. To date, the primary focus of this company has been Penn Vascusonics, P.C., a radiology practice that provides multiple mobile diagnostic services including mammography, ultrasound and echocardiography to physicians, nursing homes and industries. Through this professional corporation, hospital-quality testing was provided onsite in physician offices and long term care facilities that provide for an environment that makes the diagnostic experience less stressful and more convenient for the patient. Mobile services were provided through a fleet of customized vans equipped for transporting equipment to physician office locations. The Company closed all mobile diagnostic operations in August 1999 in keeping with its 1998 decision to focus its efforts on its core rehabilitation business, it had decided to withdraw from the mobile diagnostic industry. The related assets were sold in October 1999.

         As of December 31, 1999, the Company had sixty-eight (68) outpatient rehabilitation clinics and sixteen (16) contractual agreements with patient care facilities. The Company continues to strive to expand its presence as a provider of physical rehabilitation and related services in its geographic marketplace in Pennsylvania and Ohio.

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

OPERATIONS

         OUTPATIENT REHABILITATION CLINICS. As of December 31, 1999, The Company owned and operated sixty-eight (68) outpatient rehabilitation clinics in Pennsylvania and Ohio. The Company provides a wide range of outpatient rehabilitation therapy services to patients who suffer from a variety of physical ailments including muscular pain, loss of function, injury or impairment. The Company provides services, prescribed by the patient's physician, through licensed therapists, therapist assistants, aides and related personnel, while coordinating the establishment and maintenance of patient records, billings to third-party payors and management and operations of the clinics. Northstar leases and purchases equipment for the outpatient clinics and, although the amount and type of equipment for each clinic may vary, such equipment typically includes whirlpools, electric stimulation and ultrasound units, exercise machines and hot and cold pack units.

         The outpatient rehabilitation clinics are dependent upon patient referrals from various sources within their communities, including orthopaedists, internists, neurologists, physiatrists, chiropractors, hospital discharge planners, community organizations and insurance company case managers. Referrals also come from non-physician sources, including insurance companies, managed care organizations, attorneys and employers. The Company's ability to attract managed care and other third-party payor contracts in multiple locations is aided by its large share of the geographic market, central billing and collections services and direct marketing efforts to payors.

         CONTRACT REHABILITATION. As of December 31, 1999, the Company had contractual arrangements with sixteen (16) patient care entities that the Company considers to be of a significant nature based on the level of revenue derived from these contractual agreements. Under these contracts, the patient care facility generally furnishes the space for the delivery of rehabilitative therapy treatments, and the Company provides all other necessary services, including the appropriate rehabilitation therapies, on-site management, staff recruitment, continuing education, and quality assurance. The Company provides services that allow patient care facilities to offer advanced multidisciplinary therapies that may not be available through their own in-house resources. Northstar is compensated under such contracts on a fee-for-service basis and typically collects payment for services directly from the patient care facility, which in turn receives reimbursement from other third-party payors. Generally, the Company enters into one-year or renewable contracts that typically can be cancelled upon a notice of between thirty (30) to ninety (90) days.

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

         The Company believes that as the rehabilitation industry continues to consolidate, it will be necessary to react to industry changes in order to position the Company to stabilize its operations in its geographic marketplace. Therefore, the Company will limit its entry into new contractual agreements in patient care facilities and opening new outpatient centers to those contracts or locations where the potential to achieve profitability appears reasonable. As the outpatient industry achieves more growth resulting from, among other things, earlier patient discharge from hospitals and other patient care facilities, the Company believes it can sustain controlled growth by focusing on its core rehabilitation business while forming strategic alliances with other entities or providers to capitalize on what it believes are the inherent growth factors of the rehabilitation industry. They are:

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

BUSINESS RISK

         The Company is currently experiencing certain financial conditions that raise doubts about the ability of the Company to continue as a going concern. Although the Company experienced a significant improvement in the results of its core rehabilitation therapy businesses in 1998 and 1999, this was offset by losses in the mobile diagnostics business until its closing in August 1999 and the costs of refinancing the Company's senior debt. The Company has completed negotiations with its principal creditors, including the holder of its senior secured debt, to effectuate a restructuring of its payment obligations through December 31, 2000 when this debt must be repaid. In addition, during 1996 the Company's shares were delisted from the NASDAQ National Market, where they were formerly traded, thus decreasing the Company's access to additional equity capital. The Company's current financial condition will make it more difficult for the Company to attract replacement financing, or for the Company to present itself to possible purchasers as an attractive acquisition candidate. If the Company is unable to effectuate a business combination with a financially stronger entity or to raise replacement capital for a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it. Please also refer to the subsequent event discussed in the liquidity and capital resources section of Item 7.

BUSINESS STRATEGY

         The Company's ability to strengthen its presence as a provider of rehabilitation services in the Year 2000 is limited by its current financial situation and senior debt covenants (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). Therefore, the Company's strategy until the existing senior debt is refinanced is to concentrate on internal mechanisms that do not require significant capital resources to optimize existing operations. Key elements of the Company's business strategy are summarized below.

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

         o MAXIMIZE PAYOR REIMBURSEMENT. The Company has focused attention on its payor mix in order to maximize its levels of reimbursement under existing contracts and affiliations with managed care organizations and other payors such as workers compensation carriers, insurance companies and third party payors. During 1999, the Company reduced its presence in nursing facilities in response to unfavorable changes in reimbursement levels.

         o EXPAND CONTRACTS WITH MANAGED CARE ORGANIZATIONS. As managed care organizations become more prevalent in the marketplace, outpatient rehabilitation service providers will need to deliver a comprehensive range of services in a cost effective manner with multiple locations within a metropolitan area or region. The Company continues to market its services aggressively to these organizations.

         o EXPAND CONTRACTS WITH PATIENT CARE FACILITIES. The Company continues to seek additional contracts with, as well as expand the range of services it offers to personal care homes, assisted living centers, hospitals, schools and home health care agencies.

         o INCREASE RANGE OF SERVICES. The Company provides a wide range of services, including physical, occupational and speech therapies, and continues to increase its more specialized treatments such as hand therapy, aquatic therapy, sports therapy, women's health programs, incontinence therapy, neurological therapy, industrial rehabilitation, ankle and foot therapy, arthritis programs, fibromyalgia program, functional capacity evaluations and education/prevention programs.

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

         The Company believes that the success of its future business strategy and profitability will depend upon several key issues. The Company is aware that given its limited resources and existing bank covenants, it must focus its efforts on its core rehabilitation business and avenues necessary to maximize revenues in its existing outpatient facilities. In 1998, due to continued losses in the mobile diagnostic division, the Company decided to withdraw from the mobile diagnostic business and place the assets for sale. The mobile diagnostic business was closed in August of 1999 and sold shortly thereafter. Future results will not be burdened with operating and asset disposal costs of this unit, as they were recorded in 1999. In conjunction with this strategy, the Company realized the need to control costs and expenses and in 1999 has implemented certain cost containment measures in order to reduce and/or eliminate unessential costs. These measures include a reduction of staffing levels, if appropriate, at all locations and the elimination of any costs not necessary to operations. Management believes that additional expense reductions implemented in 1999 have been successful and the full benefit will be realized in the Year 2000 and beyond.

         In addition to cost containment measures, the Company will strive to maximize the performance of its existing core physical therapy and rehabilitation business. At the Corporate level, an administrative function that encompasses sales, marketing and provider relations, was created in 1999 to conduct an ongoing marketing and sales campaign that targets the key referral sources of the Company in order to attract and expand existing business. The Company expects much of its future success will rely on its ability to maximize referrals from physicians, industries and managed care organizations.

         The Company continues to face financial difficulties, described in more detail in the Management's Discussion and Analysis section, and management continues to review its existing business in order to identify and eliminate unprofitable facilities. In 1999, approximately three (3) contractual arrangements with patient care facilities were terminated and five (5) new contracts were implemented. In addition, one (1) outpatient facility in Pennsylvania and one (1) in West Virginia, which were unprofitable, were closed. Despite its limited available resources, the Company was able to open eight (8) outpatient facilities in Pennsylvania and three (3) in Ohio in 1999 with minimal capital investment. The Company believes that by the assessment and elimination of unprofitable facilities, the sale of the mobile diagnostic business and the strategic opening of low-cost, low-risk, new facilities, it can protect the core rehabilitation business and improve its cash position. Overall, the Company realizes that a business strategy aimed toward maximizing revenues and profitability from existing operations is necessary to achieve financial results that could ultimately lead to relisting of its common stock on a national market or exchange. However, the Company does not believe that this will happen anytime in the foreseeable future.

PATIENT CARE SERVICES

         The goals of physical rehabilitation are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the patient's ability to perform daily activities as functionally as possible. The Company utilizes licensed therapists and therapist assistants to provide physical, occupational and speech therapy to patients with musculoskeletal injuries, physical disabilities associated with neurological disorders, and post-surgical rehabilitation. The following is a brief description of rehabilitation services offered by the Company:

         o PHYSICAL THERAPY. Physical therapy is the evaluation and treatment of physical disabilities designed to improve a patient's physical strength, range of motion, coordination and endurance. Treatments include exercise and the application of modalities such as heat, cold, water, sound and electricity.

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

MERGERS, ACQUISITIONS AND JOINT VENTURES

         Keystone Rehabilitation Systems, Inc. ("Keystone")

         On November 15, 1995, NSK Merger Corp., a newly formed subsidiary of the Company, was merged with and into Keystone (a Pennsylvania corporation) (the "Merger"). See Note 3 to the Financial Statements.

         As consideration for the Merger, the shareholders of Keystone, Thomas
W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders"), received, in part, an aggregate of 944,352 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company (the "Stock Consideration"). The Company guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based upon the above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation. This amount has been recorded as a liability in accrued expenses at December 31, 1998 and 1999 (See Note 8 to the Financial Statements), with the offset recorded to Additional Paid-In Capital. The Special Committee of the Board of Directors has been charged with the authority to negotiate the satisfaction of this obligation with the Shareholders, which could be done through the payment of cash, issuance of stock, issuance of notes, or a combination of any or all of these items. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate by the Special Committee. As of December 31, 1999 the Guarantee Conversion Option has not been exercised.

         The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that the Company's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean the Company's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before interest, taxes, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. The Special Committee and the Zaucha's have agreed that no earn-out will be paid for 1996, the earn-out for the year 1997 will be reduced by $504,725 and the earn-out for the years 1998 through 2000 will be reduced by a minimum of $192,800 per year. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. However, the Company has determined that the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in 1997, and, therefore, in accordance with the carryover provision above, there is an amount due to the Shareholders in the amount of $1,095,275 for 1997. The Company has determined that, based on the results of operations for 1998, there is an amount due to the Shareholders in the amount of $1,407,200 for 1998. Accordingly, at December 31, 1998, the Company accrued the earn-out payments of $2,502,475 with an offsetting entry to goodwill. The Company has determined that, based on the results of operations for 1999, there is an additional amount due to the Shareholders in the amount of $1,407,200 for 1999. Accordingly, at December 31, 1999, the Company recorded a total earn-out liability of $3,909,675 with an offsetting entry to goodwill. In the event of a change of control of the Company, the earn out for the Year 2000 will become due.

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

         As consideration, in part, for the above-mentioned items, the Company promised to pay certain contingent payments to the principals of PVL. The Company has determined that under the terms of this calculation, there are no contingent payments due.

         In January 1997, the Company reached a settlement agreement with the Seller of PVL regarding several disputes. In the terms of this agreement, the Company reduced certain future payments due to the Seller from $100,000 to $50,000, acquired ownership rights to disputed equipment, and reduced contingent payment amounts.

         Under the purchase agreement, Ultrasonics, Inc. (Ultrasonics) took ownership of PVL's and Vascusonics' accounts receivable assumed certain related party leases for equipment used by the Company and entered into new lease terms with the Company. In March 1998, the Company reached a settlement with the related parties that resulted in mutual releases and no payments to either party. The operations of Penn Vascusonics were closed in August 1999 and the Company recorded a charge of $334,000 and $596,000 for related fixed asset and goodwill impairments. The Penn Vascusonic operation and assets were sold in October 1999, as further discussed in the Management Discussion and Analysis section.

MARKETING OF FACILITIES AND SERVICES

         As of December 31, 1999, the Company had a sales and marketing staff of eight (8) employees responsible for expanding its patient base in outpatient rehabilitation clinics through referrals by physicians, industries, case management companies and third party administrators through sales visits, database marketing, advertising and public relations.

         The Company continues to emphasize its sales and marketing activities at the local outpatient rehabilitation clinic and at the regional and corporate levels, targeting hospitals, physicians, industries, insurance companies, managed care organizations, workers' compensation carriers, and the general public. The Company believes that due to continuing competition, the need for emphasis on sales and marketing activities are vital to further penetrate target markets, expand into new territories, increase patient flow and increase public awareness.

         At the local outpatient rehabilitation clinic level, the facility directors for each clinic are expected to maintain relationships with existing referral sources and to establish relationships with new referral sources, typically physicians, in that clinic's geographic area. Therapists interact with referral sources on a regular basis in order to maintain personal relationships and respond to their service needs. The Company believes that being responsive to the needs of the referral sources enhance the Company's prospects of obtaining additional referrals from such sources. Clinic personnel participate in bonus programs based upon new patient referrals and increased patient visits.

         At the regional level (which are groups of related offices and services), the Company has recognized the value of sales personnel in marketing to larger regional referral sources (multi-physician practices, industries and hospital-owned physicians and schools) that may be in a position to refer groups of patients to the Company's facilities. Sales personnel can arrange for onsite meetings between facility directors and referral sources and also meet with case managers, employers and local community groups. Their marketing efforts are responsible for developing and expanding business relationships with all referral sources such as insurance companies, managed care organizations, and industries as well as the physicians targeted by the clinical personnel.

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

         The Company also competes for the services of therapists with hospitals, nursing homes, and other outpatient rehabilitation providers and physicians' offices. Although the Company has not experienced significant difficulties in attracting and retaining qualified therapists, during certain periods the demand for qualified therapists exceeds the supply. A previous supply shortage has abated, and expectations are that in future years there will continue to be increasing numbers of available therapists. However, there can be no assurance that the Company will continue to be able to attract or retain sufficient therapists to meet its needs.

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

         The Practice of Physical Therapy. The laws and regulations of certain states restrict the practice of medicine by corporate entities unless such corporations are professional corporations, with all shareholders being members of the profession. The continued viability of such restrictions varies among the states. In many states the applicability of the restrictions has been significantly reduced. In Pennsylvania, the state in which the majority of the Company's operations are located, numerous exceptions have substantially eroded the doctrine. Although the issue is not free from doubt, management does not believe the doctrine would be applied to the Company's Pennsylvania operations. The remainder of the Company's operations is in Ohio. Ohio does not restrict the corporate practice of physical therapy. If such restrictions were imposed on the Company, management believes that it could restructure its operations so as to be in compliance. However, such restructuring could materially adversely affect the Company and there can be no assurance that a satisfactory restructuring, under such circumstances, could be accomplished.

         Other Legislative and Regulatory Actions. The Pennsylvania legislature has enacted automobile insurance reforms which limit payments to providers for non-emergency services rendered to patients who suffer injuries as a result of automobile accidents. The Pennsylvania Legislature also enacted workers' compensation legislation which limits payments to providers for services rendered to patients with work-related injuries. The Pennsylvania Workers' Compensation Act, among other things, altered the methodology for payment of healthcare services to persons covered by workers' compensation, limiting healthcare providers to payment of no greater than 113% of the applicable governmentally imposed standard fees for medical services as determined principally under the Medicare program. If such services do not fall under the Medicare fee structure, the Pennsylvania Department of Labor and Industry establishes rates, which may not be more than 80% of the prevailing rate for such services in the area. The law also requires employees to obtain treatment from designated providers for a specified period of time and contains restrictions concerning patient referrals, similar to those established in the Medicare fraud and abuse and Stark II laws, which are designed to prevent fraud and abuse in the delivery of services to patients covered by workers' compensation insurance.

REIMBURSEMENT

         The healthcare industry is generally experiencing a trend toward cost containment as private and governmental payors seek to respond to rapidly escalating healthcare costs. One means of cost containment has been to limit reimbursement rates by capping or lowering fees or restricting the number of treatments which will be reimbursed for any given condition. Pennsylvania, as well as the other states, in which the Company operates, has fee schedules which limit the reimbursement rates under workers' compensation programs. Another cost reduction methodology is increased utilization management by third-party payors through the use of physician "gatekeepers" and other pre-certification mechanisms to control utilization of services. The Company expects that legislation and payors' fee schedules and payment methodologies will continue to limit the reimbursement of fees for various services and control access to various services, including rehabilitation services, which may have a material adverse effect on the business, financial position and results of operations of the Company.

         The number of the Company's third-party payors who are adopting prospective payment systems continues to increase. The Company has signed provider contracts with managed care organizations, which emphasize utilization control and cost containment, and the Company's business with these managed care organizations is expected to continue to increase in the next few years. Managed care organizations either directly transfer risk to healthcare providers though capitation payment arrangements or pay for units of service on a steeply discounted basis. These factors cause significant challenges to all providers, including the Company.

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

         All billings directly to Medicare are being handled through one of six certified rehabilitation agencies throughout Pennsylvania and Ohio. Any clinics providing Medicare services throughout the Company have been certified as extension sites of one of these agencies. In addition, patient care facilities that contract with the Company for rehabilitation therapy services and which bill Medicare directly for reimbursement of such services also must be certified. The Company believes that all of its facilities are in compliance with such certification requirements; however, the loss of the Company's Medicare certification, or the Medicare certification of the patient care facilities with which the Company contracts could materially adversely affect the Company's ability to obtain Medicare reimbursement for services.

         Rehabilitation services provided in the Company's outpatient rehabilitation clinics are reimbursed primarily from third-party payors, which typically take longer to reimburse the Company than Medicare. Reimbursement from third-party payors is dependent in large part on the Company's timely and correct submission of claims in accordance with the varying requirements of different payors. In addition, any future expansion beyond Pennsylvania and Ohio might require the Company to seek payment from a larger number of payors, which could result in longer collection cycles and increased costs of collection.

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

         Prior to December 31, 1998, rehabilitation services provided in the Company's outpatient rehabilitation clinics to Medicare patients were reimbursed on a cost reimbursement methodology subject to cost limitations. The Company was reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

         Effective January 1, 1999, Medicare began paying for services on a fixed Fee Schedule. In the past, certain costs were subject to Medicare audit adjustments. In 1999, the Company recorded audit adjustments of $995,000 related to 1996 - 1998. Since Medicare reimbursements are now on a fixed schedule, no significant reimbursement audit adjustments are expected in the future.

         The Balanced Budget Act of 1997 ("BBA") significantly modified the way Medicare will pay for therapy services provided in a long-term care facility. The BBA requires that each facility be reimbursed by Medicare for Part A services under a comprehensive prospective payment system ("PPS") which includes payment for therapy services in an all-inclusive per diem payment based upon the acuity level of the patient. Contracted therapists or therapy companies may no longer separately invoice Medicare and must instead contract directly with the long term care facility to obtain compensation. As a result of this change, and the amount of compensation certain long-term care facilities were willing or able to pay for therapy services based upon their reimbursement by Medicare, the Company has eliminated all but one of its contracts with long-term care facilities.

EMPLOYEES

         As of December 31, 1999, the Company had 459 employees of whom two (2) were executive officers of the Company; 215 were licensed therapists or therapist assistants; and 10 were involved in marketing and business development. The Company also has contracts with certain independent physical, occupational and speech therapists that are utilized by the Company on an as needed or minimum number of hour's per week basis.

         None of the Company's employees is represented by a labor union and the Company is not aware of any activities seeking such organization. The Company considers it relationships with its employees to be satisfactory.

          The Company's business is dependent on its ability to attract and retain qualified therapists and therapist assistants. The Company employs a variety of recruiting techniques, including employee referral, personal phone contact and follow-up, advertising, convention attendance, direct mailing and on-site college recruiting. The Company also maintains relationships with six local physical therapy colleges and two physical therapy assistant schools. The ability of the Company to attract and retain qualified physical, occupational and speech therapists and therapist assistants is crucial to the Company's operations, and competition for qualified, experienced therapists has been intense in the recent past. Therapists may be attracted to hospitals and other facilities that may provide predictable locations and work schedules in contrast to the nature of the Company's services at patient care facilities, which provide less predictable work schedules and changing locations. Although there can be no assurance, the Company believes that it is able to compete effectively for therapists due to its local Pennsylvania and Eastern Ohio presence near several certified rehabilitation schools, provision for reimbursement for continuing education, quality reputation and appropriate compensation and benefits package. In addition, the Company believes that its management philosophy appeals to many therapists because it encourages therapists to manage the operations of their respective patient care facilities or outpatient rehabilitation clinics on a semi-autonomous basis, including scheduling, treatment approaches, facility financial performance, marketing and staff retention. The Company also provides therapists with career advancement opportunities beyond the individual facility level. To date, the Company has been able to attract a sufficient number of physical, occupational and speech therapists, either as employees or as independent contractors; although there can be no assurance that this trend will continue. The Company believes its future success will depend in part on its continued ability to attract and retain highly skilled employees. If the Company is unable to attract and retain a sufficient number of qualified therapists to staff all of its facilities, the Company could be materially adversely affected. The Company believes its annual turnover rate among therapists compares favorably with that of its competitors.

         In most states, physical, occupational and speech therapists, therapist assistants, certified occupational therapist assistants ("COTAs") and licensed technicians must be state licensed clinicians with clinically specific associate, baccalaureate or masters degrees. All therapists must pass a national licensure exam administered by the states. A certified physical therapy assistant provides therapy under the supervision of a physical therapist. In order to be licensed, physical therapy assistants must have an associate degree from an approved physical therapy assistant program. In addition, Pennsylvania requires physical therapy assistants to successfully complete a statewide written and practical examination. COTAs provide therapy under the supervision of an occupational therapist. In order to be certified, COTAs must also have an associate degree and have successfully completed a national certification examination. All Company clinic personnel also undergo an initial orientation program to familiarize themselves with the Company's policies and procedures.

LIABILITY INSURANCE

         The Company maintains professional malpractice liability insurance up to $7,000,000 per incident and up to $7,000,000 in the aggregate on all of its professional employees, in addition to coverage for the customary risks inherent in the operation of healthcare facilities and businesses in general. The cost of liability insurance coverage and the availability of such coverage have varied in recent years with a trend toward higher cost. In an effort to control the cost associated with such coverage, the Company has shifted from an occurrence based policy to a claims made policy. While the Company believes its insurance policies to be adequate in amount and coverage for its current operations, there can be no assurance that its coverage will, in fact, be or continue to be available in sufficient amounts and on reasonable terms, or at all.

ITEM 2.  PROPERTIES

         As of December 31, 1999, The Company leased approximately 13,000 square feet as corporate office space at 665 Philadelphia Street, Indiana, Pennsylvania, 15701, under lease agreements extending through November 15, 2005. The Company also leased 68 outpatient rehabilitation clinics in Pennsylvania and Ohio. A typical outpatient rehabilitation clinic encompasses 2,000-3,000 square feet of space and it is leased for an average term of five (5) years. Monthly rental payments range from approximately $300 to $15,000 per month, depending on the location, size, and utilities and services provided. Management continually reviews the size and adequacy of the leased properties and adjustments are made, as office space needs change. In connection with its reorganization of regional management in 1998, the Company closed three (3) regional management offices in late 1998 and early 1999. In August of 1999, Northstar discontinued its mobile diagnostic services business.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may be subject to claims and legal actions, from time to time, by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition.

         In January 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believed that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company had recourse against Dr. Armfield for any amounts assessed against the Company, which the Company planned to aggressively pursue. A payment of $30,000 was made by the Company to Dr. Armfield in full settlement of all other issues in March 2000.

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

         In 1998, Nicholas P. Horoszko filed a demand for arbitration against the Company for alleged breach of contract. Horoszko is seeking damages of approximately $225,000. This matter was settled in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         On May 31, 1996, NASDAQ suspended trading in the Company's Common Stock. Prior to its suspension the Company's Common Stock was traded on the NASDAQ National Market under the symbol "NSTR". Since the suspension, the Company's Common Stock is quoted on the Over The Counter Bulletin Board ("OTCBB") under the symbol NSTR. On March 20, 2000 the high and low sales prices for the Common Stock of the Company as reported by OTCBB were $1.062 and $1.156, respectively. Pursuant to current disclosure guidelines, the following table sets forth the high and low sales prices for the Common Stock of the Company during the calendar periods indicated, through December 31, 1999, as reported by the OTCBB.

CALENDAR YEAR AND QUARTER           HIGH             LOW
-------------------------           ----             ---

1997          First Quarter         3.500            1.187
              Second Quarter        3.000            1.500
              Third Quarter         3.250            1.625
              Fourth Quarter        2.500            0.750

1998          First Quarter         1.125            0.625
              Second Quarter        1.187            0.593
              Third Quarter         1.687            0.500
              Fourth Quarter        1.282            0.500

1999          First Quarter         1.250            0.625
              Second Quarter        0.687            0.312
              Third Quarter         0.625            0.281
              Fourth Quarter        0.437            0.150


         As of December 31, 1999, the Company estimates that there are approximately 1,000 holders of record, including those who hold in street name, for its Common Stock.

         The Company has not paid nor does it expect to pay cash dividends on its Common Stock in the foreseeable future.

         The Company's Registrar and Transfer Agent for its Common Stock is Continental Stock Transfer and Trust Company, New York, New York.

ITEM 6.  SELECTED FINANCIAL DATA

         The information set forth below is provided for the five years ended December 31, 1999, 1998,1997, 1996 and 1995.

         The following summarizes the activity for fiscal years 1999, 1998, 1997, 1996 and 1995 (dollars in thousands, except share data):

                                                           As of December 31,
                               ------------------------------------------------------------------------
BALANCE SHEET DATA:              1999            1998              1997            1996           1995
                               -------          -------          -------         -------        -------
  Current Assets               $ 5,175          $ 6,606          $ 7,296         $ 9,446        $14,603
  Intangible Assets, net        19,477           19,811           19,221          21,132         23,947
  Total Assets                  26,178           28,774           29,514          34,542         43,355
  Current Liabilities           31,918           33,634           29,129          26,265         26,584
  Long Term Debt                   306            1,051            2,039           4,901          6,288
  Total Liabilities             32,444           34,866           31,313          31,350         32,988
  Total Stockholders'
    (Deficit)/Equity            (6,266)          (6,092)          (1,799)          3,192         10,367

                                                              Twelve Months Ended December 31,
                                   -----------------------------------------------------------------------------------------
INCOME STATEMENT DATA                  1999                1998              1997                1996                1995
                                   -----------         ----------         ----------          ----------          ----------
  Net Revenue                      $    27,867         $   31,881         $   32,606          $   37,872          $   15,771
  Gross Profit                          15,311             17,030             16,193              19,083               5,131
  Operating Income/(Loss)                2,577              2,150             (3,941)             (5,956)            (11,962)
  Non-Operating Expenses                 2,414              1,670              2,279               2,226               1,041
  Extraordinary Loss                        --                 --                 --                  --                (274)
  Net Income/(Loss)                       (217)               401             (5,613)             (8,947)            (13,101)
  Net Income/(Loss)per Share
    (Basic and Diluted)                  (0.04)              0.07              (0.95)              (1.44)              (3.28)
  Weighted Average Number of
    Common Shares                    5,975,424          5,975,424          5,880,501           6,216,840           3,996,147
  Cash Dividends Per Common
    Share                                   --                 --                 --                  --                  --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time, the Company will publish forward looking statements relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; potential and past defaults in borrowing arrangements, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; the uncertainties surrounding the healthcare industry in general; and the ability of the Company to refinance its senior debt under reasonable terms and conditions.

OVERVIEW

         The information presented in this Management's Discussion and Analysis is of a summary nature; please refer to the Financial Statements, including notes, which are included in this report.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Total Revenue

         In 1999, the Company's total revenues declined by $4,014,000, or 12.6%, from $31,881,000 for 1998 to $27,867,000 for 1999. Revenues decreased approximately $2,829,000 as the result of the closure or termination of certain clinics and contracts, and the termination of diagnostic services. A decline in management fee revenues of approximately $706,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $912,000. Net patient service revenue from continuing operating units increased by $428,000. However, this was more than offset from charges related to Medicare 1996-1998 Audit adjustments of $995,000. No significant future audit adjustments are expected, as Medicare began paying for services on a fixed fee basis effective January 1, 1999. Revenues from joint venture operations in nuclear imaging services decreased approximately $824,000.

Costs of Service and Gross Profit

         Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services continue to be reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $2,295,000 from $14,851,000 in 1998 to $12,556,000 in 1999, or 15.5%. As a percentage of net patient service revenue, costs of service decreased from 48.8% in 1998 to 46.3% in 1999. As a result of the decrease in net patient service revenue in 1999, gross profit decreased $1,719,000, from $17,030,000 in 1998 to $15,311,000 in 1999. As a percentage of total revenue, gross profit increased, from 53.4% of revenue in 1998 to 54.9% in 1999.

Selling, General and Administrative (SG&A) Expense

         Total SG&A expenses for the year declined $1,128,000 from $10,570,000 in 1998 to $9,442,000 in 1999. Included in this net decrease was a reduction of administrative and clerical salaries of $681,000. In addition, favorable legal settlements increased by $272,000 from 1998 to 1999. The net decrease in SG&A expense is the result of reduced expenses due to the cost reductions begun in 1998 and more fully implemented in 1999. In addition, the 1999 settlement of substantially all litigation related to the Keystone acquisition and consent solicitation issues more fully discussed in Item 13. The Company continues to be committed to reductions in overhead expenses wherever possible by evaluation of administrative expenses for necessity and value giving consideration to current operating levels and planned growth.

Bad Debt Expense

         The Company incurred bad debt expense of $403,000 or approximately 1.5% of net patient service revenue during 1999 versus $343,000 or approximately 1.1% during 1998. In 1999, bad debt expense without any recoveries of previous written-off amounts would have been 2.6% of net patient service revenue.

Restructuring and Non-Recurring Items

         During 1998, the Company continued to incur significant legal, restructuring fees and related costs from the continuing reorganization of the Company. As a result of the resolution of substantially all of these matters by the end of 1999, the expenses deemed non-recurring decreased during 1999 to $50,000 compared to $1,114,000 for 1998.

Depreciation and Amortization

         Operating expenses include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, including financing costs. Amortization of intangibles for 1999 was $1,475,000 an increase of $546,000 from $929,000 in 1998. This includes a $596,000 write-off of goodwill associated with the Company's Mobile Diagnostic Services Unit which was sold in 1999 and a $151,000 charge for deferred financing costs for the Senior Debt that was refinanced in 1999. The Company expects that amortization of intangibles will continue to decrease in 2000 as a result of additional intangible asset write-offs that occurred during 1999 for impaired goodwill associated with the Company's mobile diagnostic business that was closed in 1999.

Interest and Other Non-Operating Expenses

         Interest expense was $2,050,000 for 1999 compared to $1,934,000 for 1998. The increase can be attributed to a .5% increase in the Company's weighted average interest rate from 1998 to 1999. This was primarily due to increases in the interest rates charged by the Company's senior lender and as a result of increases in the prime rate during 1999. The Company reported net other non-operating expense of $364,000 in 1999 compared to net other non-operating income of $264,000 in 1998. The income for 1998 includes $190,000 for gains that resulted from the sale of two joint venture interests, while the loss for 1999 includes a charge of $334,000 related to asset impairment of the Company's Mobile Diagnostic business which was sold in 1999.

Income Taxes

         The Company has recorded a tax benefit of $14,000 for 1999 versus a benefit of $366,000 during 1998. The benefit in 1998 is a result of the amendment of prior year tax returns for loss carry backs that resulted in a federal refund of $272,000 that was received in February 1999. As a result of the losses experienced in prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1999 or 2000.

Net Income

         The Company reported a net loss for the year ended December 31, 1999 of $217,000 compared to net income of $401,000 for the same period in 1998. This decrease in profitability can be attributed primarily to costs associated with the Company's mobile diagnostic business, which was sold in 1999. These costs included 1999 operating losses of $408,000, as well as a charge for the impairment of related fixed assets and goodwill of $334,000 and $596,000, respectively. The Company also recorded charges of $995,000 related to Medicare audit adjustments for the years 1996 - 1998. These costs were partially offset by a $1,064,000 decrease in restructuring and other non-recurring items in 1999 as compared to 1998.

1998 COMPARED TO 1997

Total Revenue

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

Costs of Service and Gross Profit

         Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $1,562,000 from $16,413,000 in 1997 to

$14,851,000 in 1998, or 9.5%. As a percentage of net patient service revenue, costs of service decreased from 53.1% in 1997 to 48.8% in 1998. As a result of the decrease in costs, gross profit increased $837,000, from $16,193,000 in 1997 to $17,030,000 in 1998. As a percentage of total revenue, gross profit also increased, from 49.7% of revenue in 1997 to 53.4% in 1998.

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

Income Taxes

         The Company has recorded a benefit of $366,000 for 1998 versus a benefit of $771,000 during 1997. The benefit in 1997 is a result of the amendment of prior year tax returns for loss carry backs that resulted in significant federal and state income tax refunds that were received in 1997. The benefit in 1998 is a result of the amendment of prior year tax returns for loss carry backs that resulted in a federal refund of $272,000 that was received in February 1999. As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1998 or 1999.

Net Income

         The Company reported net income for 1998 of $401,000 compared to a loss of $5,613,000 for the same period in 1997. This significant increase in profitability can be attributed to the improved efficiency of operations, the decrease in the amount of restructuring and other non-recurring expenses and the decline in bad debt expense.

LIQUIDITY AND CAPITAL RESOURCES

         In 1999, the Company successfully negotiated with its senior debtor to obtain an Amended and Restated Credit Agreement with Cerberus Capital Management, LLC through December 31, 2000. There can be no assurance that the Company will be able to fully comply with the repayment schedule through the Year 2000 and to obtain a restructuring of the remaining debt, at December 31, 2000. In addition, the Company has other obligations, including obligations incurred in the Keystone merger with the Zaucha's and professional fees with legal and other professional services firms that it is currently unable to fully pay. The Company has reached payment agreements related to the fees of these parties; however, there is no assurance that the Zaucha's will continue to forbear on the amounts that are due.

         During 1999, the cash provided by operations was $1,321,000 versus $2,186,000 during 1998. This decrease in cash provided from operations can be attributed to a number of items, but is primarily the result of the reductions in accrued expense liabilities in 1999.

         The net cash used in investing activities was $428,000 in 1999 as compared to $399,000 in 1998, primarily related to capital expenditures for both years.

         During 1999, the Company made payments on long-term debt of $1,544,000, which were primarily scheduled debt and lease payments, as compared to payments of $1,079,000 in 1998. In addition, the Company paid approximately $355,000 to minority interest holders in companies controlled by Northstar and $131,000 under contractual obligations with certain employees. During 1999, the Company entered into capital lease arrangements to finance approximately $281,000 of capital equipment purchases, but did not make any additional material borrowings under any other debt arrangements.

         On March 15, 2000, the Company signed a definitive agreement to become a wholly owned subsidiary of Benchmark Medical, Inc. of Malvern, PA. Benchmark is a newly formed, privately held company funded by Wind Point Partners, a private equity investment firm based in Chicago, IL.

         The agreement calls for Benchmark to acquire all of the outstanding shares and certain options and warrants of Northstar stock at $1.50 per share. The options and warrants are triggered upon the occurrence of specified events set forth in the option and warrant agreements.

         The total consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the Company. The transaction is subject to certain closing conditions including expiration of the Hart-Scott Rodino waiting period. The transaction is expected to close during the second calendar quarter of this current year.

         A copy of the Agreement and Plan of Merger was attached as Exhibit 2.1 to the Company Form 8-K filing on March 20, 2000.

SUMMARY OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is presently experiencing certain liquidity difficulty as a result of the expenses related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; prior year's operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. If it is unable to raise additional capital and/or effect a more permanent restructuring of the terms of its outstanding senior long-term debt obligations at December 31, 2000, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

         In response to these developments, the Company continues to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. The Company has been successful in selling its mobile diagnostic business. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible, and to seek additional sources of revenues. The Company's Chairman has indicated that he will not demand immediate reimbursement of all amounts currently due to him and his family partnership.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         During 1999, the Company adopted SFAS No. 133, No. 134, No. 135, No. 136 and No. 137. SFAS No. 133 as amended by SFAS No. 137 "Accounting for Derivatives and Hedges" establishes standards for the reporting of these instruments in the financial statements. Since the Company does not have any significant derivatives or hedges, this pronouncement has had no impact on the financial statements. SFAS No. 134, 135 and 136 refer to matters not directly related to Company operations.

YEAR 2000 ISSUE

         The Company suffered no significant impacts from the changing of the calendar year to the Year 2000. The Company's operations were not interrupted. The Company has continued to conduct business with no noticeable difficulty since the beginning of the calendar year 2000. While effects of the Year 2000 may not be noticed until a later time, the Company believes that it has taken appropriate measures to mitigate any future risk. The Company also believes there are no significant continuing contingencies related to customers or vendors. Costs incurred by the Company related to this issue were not significant and all such costs have been expensed as incurred in the Company's consolidated statements of income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors

        Name                       Age                    Position                       Held Since
        ----                       ---                    --------                       ----------
Michael S. Delaney*                 50         Secretary and Assistant Treasurer       March 1997
James R. Martin                     53         Executive Vice-President, Chief         October 1999
                                               Financial Officer, Treasurer and
                                               Director
Lawrence F. Jindra, M.D.            41         Director                                March 1997
James H. McElwain                   54         Director                                March 1997
Mark G. Mykityshyn                  42         Director                                March 1997
Roger J. Reschini                   62         Director                                March 1997
David B. White                      44         Director                                March 1997
Thomas W. Zaucha                    54         Chairman of the Board of                November 1995
                                               Directors, President and Chief
                                               Executive Officer

* Mr. Delaney is not an employee of the Company or its subsidiaries.

         THOMAS W. ZAUCHA (54) is the Chairman of the Board of Directors, President and Chief Executive Officer of the Company and has been a Director of the Company since December 1995. His term as a Director is for 1998 - 1999. He will stand for re-election at the next Annual Meeting. Mr. Zaucha, founder of Keystone Rehabilitation Systems, Inc., served as its Chairman, President and Chief Executive Officer until Keystone merged with Northstar in 1995. Mr. Zaucha became Chairman of the Board and Chief Executive Officer of Northstar in March 1996. Mr. Zaucha has approximately thirty (30) years of experience in the health care and physical therapy related industries. He currently serves on the State Board of Physical Therapy and is a member of the Pennsylvania Physical Therapy Association and the American Physical Therapy Association. Mr. Zaucha was the recipient of the Entrepreneur of the Year Award (Health Care) in 1992 and was named Civic Leader of the Year in 1996. Mr. Zaucha is a member of numerous community and civic organizations. His business address is that of the Company's address.

         JAMES R. MARTIN (53) joined the Company on November 1, 1999 as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Martin was also appointed to the Company's Board of Directors and will stand for re-election at the next Annual Meeting. He is involved in strategic financial planning decisions for the Company including debt financing alternatives and financial reporting. Prior to joining the Company, Mr. Martin served as Treasurer of Glenshaw Glass in Pittsburgh, Pennsylvania from 1997 - 1999 with additional domestic and international responsibilities for Glenshaw's parent company, G&G Investments. Mr. Martin headed his own CPA and Consulting firm from 1993 - 1997, prior to that he served as Controller at the Rochester & Pittsburgh Coal Company. He began his public accounting experience with Price Waterhouse Coopers LLP and Arthur Andersen LLP in Pittsburgh. Mr. Martin received his undergraduate and MBA degrees from Duquesne University and he is an actively licensed Certified Public Accountant in Pennsylvania and is a member of PICPA, AICPA and Financial Executives Institute. Mr. Martin's business address is that of the Company's address.

         LAWRENCE F. JINDRA, M.D. (41) has served as a Director of the Company since March 1997 and is Chairman of the Special Committee and a member of the Compensation & Nominating Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the next Annual Meeting. Dr. Jindra currently serves as the President of Floral Park Ophthalmology, PC, and on the adjunct faculty of the Department of Ophthalmology of the College of Physicians and Surgeons of Columbia University. Dr. Jindra has also served as the Assistant Chief of Ophthalmology of Northport Veterans Affairs Medical Center and as the Founder and Director of the Glaucoma Consultation Unit since 1994 and 1989, respectively. From 1992 to 1993, Dr. Jindra served as a White House Fellow as a member of the Office of Science & Technology Policy and as a member of the President's Task Force for National Health Care Reform. Dr. Jindra received a Master's Degree in Public Administration (Medicine, Science and

Technology Concentration) from Harvard University and a Master of Science Degree in Management from Oxford University. His business address is 5 Covert Avenue, Floral Park, New York.

         JAMES H. MCELWAIN (54) has served as a Director of the Company since March 1997 and is Chairman of the Audit Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the next Annual Meeting. Mr. McElwain has served as the Chief Operating Officer of S.W. Jack Drilling Company since 1995. From September 1988 until December 1994, he served as the Vice President of Finance of Keystone Rehabilitation Systems, Inc., which merged with the Company in 1995. His business address is 57 South Ninth Street, Indiana, Pennsylvania.

         MARK G. MYKITYSHYN (42) has served as a Director of the Company since March 1997 and is Chairman of the Compensation & Nominating Committee and a member of the Special Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the next Annual Meeting. Mr. Mykityshyn has served as Managing Director of Centaurus Ventures, LLC, since August 1998. He has served as Technical and Financial Consultant with High Technology Venture Finance since 1995. He has also served as President of Strategy Partners, Inc. from 1993 to 1998, a Management and Technology Consultant with Booz Allen & Hamilton, Inc. from 1993 to 1997, and was an Adjunct Professor of Aeronautics at The George Washington University from 1994 to 1995. Prior to 1993, Mr. Mykityshyn served as an aviator in the United States Marine Corps (1982-1989) and earned the Degree of Engineer of Aeronautical and Astronautical Engineering and the Degree of Master of Science in Aeronautical and Astronautical Engineering from the Massachusetts Institute of Technology and a Masters Degree in Public Administration (Science and Technology Policy concentration) from Harvard University (1990-1993). His business address is 1705 Patriots Way, Atlanta, Georgia.

         ROGER J. RESCHINI (62) has served as a Director of the Company since March 1997 and is a member of the Compensation & Nominating Committee and the Audit Committee of the Board of Directors. His term as a director of the Company is for 1998-1999. He will stand for re-election at the next Annual Meeting. Mr. Reschini founded the Reschini Agency, Inc., a multiple line insurance agency, in 1979 and founded TFID, Inc., a real estate development company, in 1984. Mr. Reschini has also been the recipient of a Benjamin Rush Award and a Paul Harris Fellowship. His business address is 922 Laurel Place, Indiana, Pennsylvania.

         DAVID B. WHITE (44) has served as a Director of the Company since March 1997 and is a member of the Compensation & Nominating Committee and the Audit Committee of the Board of Directors. His term as a Director of the Company is for 1998-1999. He will stand for re-election at the next Annual Meeting. Mr. White is a partner in the law firm of Burns, White & Hickton (Pittsburgh, PA). Mr. White was admitted to the practice of law in 1982, and he is currently a member of the Allegheny County, Pennsylvania and American Bar Associations; the Hospital Association of Pennsylvania; the National Order of Barristers; and the Academy of Trial Lawyers. Mr. White's principal practice areas are general and commercial litigation, insurance law and health care law. His business address is Burns, White & Hickton, 2400 Fifth Avenue Place, 120 Fifth Avenue, Pittsburgh, Pennsylvania.

         MICHAEL S. DELANEY (50) has served as Corporate counsel to the Company since November 1995, and as its Secretary and Assistant Treasurer since March 1997. Mr. Delaney has also served as Corporate counsel to Keystone Rehabilitation Systems, Inc. from 1981 to 1995. Mr. Delaney is in private practice (Indiana, PA). Mr. Delaney was admitted to the practice of law in 1977, and is currently a member of the Indiana County, Pennsylvania and American Bar Associations. His business address is 936 Philadelphia Street, Indiana, Pennsylvania.

         Directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected. Executive officers are elected annually by, and serve at the discretion of, the Board of Directors. There are no arrangements or understandings known to the Company between any of the Directors or executive officers of the Company and any other person pursuant to which any of such persons was elected as a director or an executive officer, except various employment agreements between the Company and certain executive officers. (See Executive Compensation, Employment Agreements)

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the Exchange Act, the Company's directors and executive officers, and any persons holding more than ten percent (10%) of the outstanding shares of Common Stock are required to report their initial ownership of Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose any failure by such persons to file these reports in a timely manner during the 1999 fiscal year. Based solely upon the Company's review of copies of such reports furnished to it, the Company believes that since January 1, 1999 through December 31, 1999, the Company's current executive officers and directors and the holders of more than ten percent (10%) of the outstanding Common Stock complied with all reporting requirements of Section 16(a) under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows, for the fiscal years ended December 1999, 1998 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to (i) any person who served as the Chief Executive Officer during fiscal year 1999, and (ii) the other most highly compensated executive officers of the Company to the extent such person's total annual salary and bonus exceeded $100,000 in 1999 (the "Named Executive Officers") in all capacities in which they served.

                                             SUMMARY COMPENSATION TABLE

                                                             Annual Compensation                   Long Term
                                                 -------------------------------------------     Compensation
                                                                                                 ------------
                                                                                                  Securities
            Name and                                                          Other Annual        Underlying         All Other
       Principal Position           Year         Salary         Bonus       Compensation (1)      Options (#)     Compensation (2)
       ------------------           ----         ------         -----       ----------------      -----------     ----------------
Thomas W. Zaucha                  1999          $121,555 (3)      $0               $0                  0              $  300
Chairman, President               1998           $40,200 (3)      $0               $0                  0              $  300
And CEO                           1997          $125,000 (3)      $0               $0                  0              $  300

Lisa S. Guarino (Former)          1999           $79,679 (4)      $0               $0                 5,000           $1,738
Executive Vice President,         1998          $125,000 (4)      $0               $0                15,000           $  300
CFO and Treasurer                 1997          $134,445 (4)      $0               $0                15,000           $  300

James R. Martin, CFO              1999           $16,880 (5)      $0               $0               100,000                0
Executive Vice President,
Treasurer and Director



         (1) The aggregate amount of all perquisite compensation was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer for fiscal years ended December 31, 1999, 1998 and 1997.

         (2) All dollar amounts listed in this column represent the Company's contributions made on behalf of the Named Executive Officers pursuant to the Keystone Rehabilitation System's Inc. 401(k) Retirement Savings Plan, a qualified plan for the Company's employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). The 401(k) Plan calls for certain annual matching contributions up to prescribed limits of fifty percent (50%) of the employee contribution with a maximum of $300 per employee. Employees can defer up to twenty percent (20%) of their salary. The Named Executive Officers were limited to a maximum deferral of $10,000 for 1998 and 1999, and $9,500 for 1997. The 401(k)
                  Plan also provides that the Company can
                  make discretionary contributions; however, no such contributions were made by the Company during the year ended December 31, 1999. During the year ended December 31, 1999, the Named Executives were eligible for medical benefits under the Company's group insurance policy, including disability and life insurance benefits, which are equivalent to such benefits, paid to all other full-time employees.

         (3) During 1999, 1998, and 1997, Mr. Zaucha received annual cash compensation in the amount of $125,000, $40,200 and $125,000, respectively, which consisted entirely of salary pursuant to his employment contract which is summarized herein. In 1998, Mr. Zaucha voluntarily reduced his salary from $125,000 per year to $12,500 per year for the period April 1, 1998 to December 31, 1998. Mr. Zaucha also receives funds from the Company in the form of lease payments, note payments and other related-party transactions that relate to the merger with Keystone. See, "Certain Relationships and Related Transactions." Lease payments to Mr. Zaucha for 1999 were $484,986 and $470,360 for 1998 and 1997. In conjunction with the merger with Keystone, the Company is required to make earn out payments to Mr. Zaucha, Alice Zaucha and the Zaucha Family Limited Partnership in certain events, none of which have been made to this date. The Company also paid $87,423 in 1999, $86,920 in 1998, and $80,404 in 1997 for real estate maintenance, housekeeping and leasehold improvement construction services to Impulse Development Corporation, a company controlled by Mr. Zaucha.

         (4) Included within Ms. Guarino's salary for 1997 was a severance payment in the amount of $61,285 and consulting fees in the amount of $39,506, which she received for services rendered between May 8, 1997, and August 31, 1997, during which time she was not an employee of the Company. Ms. Guarino's position with the Company was terminated on September 30, 1996 and she was reinstated to her position in September 1997 as a result of the Consent Solicitation (defined and discussed below). Effective June 4, 1999 Ms. Guarino resigned as Chief Financial Officer of the Company and continued her employment with the Company on a part-time hourly basis through October 31, 1999. Subsequent to Ms. Guarino's employment with the Company, she has provided consulting services on an hourly basis totaling $1,437.50 through December 31, 1999 included in all other compensation. Ms. Guarino was granted 5,000 stock options on May 7, 1999 that expired on November 30, 1999 due to her resignation.

         (5) On November 1, 1999, James R. Martin joined the Company as Executive Vice President and Chief Financial Officer at a salary base of $125,000 annually and entered into an Employment Agreement for a term of three (3) years which such term will automatically extend for an additional one (1) year period unless terminated by the Company with ninety (90) days prior written notice. Mr. Martin was also appointed as a director to the Company's Board of Directors on October 27, 1999.

OPTION/SAR GRANTS IN FISCAL YEAR 1999

         The following table sets forth information as of December 31, 1999 concerning individual grants of options to purchase Common Stock made to Named Executive Officers during 1999.

                                                                                                            Potential Realizable
                                 # Securities         % of Total                                              Value at Assumed
                                  Underlying         Options/SARS        Exercise                          Annual Rates of Stock
                                 Options/SARS         Granted to         or Base        Expiration         Price Appreciation for
       Name                         Granted            Employees           Price           Date                 Option Term
       ----                         -------            ---------           -----           ----                 -----------
                                                                                                            5%             10%
                                                                                                            --             ---
Lisa S. Guarino                   5,000                  2.90%              .50          11/30/99           $  691         $1,526
James R. Martin                  100,000 (1)            57.97%              .16          11/12/04           $4,310         $9,524

(1) Mr. Martin's options shall become exercisable immediately in the event of a change of control.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999 AND FISCAL YEAR END 1999 OPTION/SAR VALUES

         The following table sets forth information regarding the exercise of Options by Named Executive Officers during 1999. The table also shows the number and value of unexercised Options that were held by the Named Executive Officers as of December 31, 1999.

                                                                           Number of Securities
                                                                          Underlying Unexercised             Value of Unexercised
                                 Number of Shares                                Options                     In-the-Money Options
                                   Acquired on             Value               Exercisable/                      Exercisable/
      Name                           Exercise            Realized             Unexercisable                     Unexercisable
      ----                           --------            --------             -------------                     -------------
Lisa S. Guarino                          0                  $0                   10,000/0                             0/0
James R. Martin                          0                  $0                100,000/75,000                     $3,100/9,300

COMPENSATION OF DIRECTORS

         In 1999 and 1998, each Director who was not an employee of the Company received a quarterly retainer fee of $3,000 and attendance fees of $1,000 for each Board of Director meeting at which he was present in person or via telephone means. For the period January 1 through April 14, 1998, each Director who was not an employee of the Company received an attendance fee of $1,000 for each committee meeting at which he was present in person or via telephone means. Subsequent to April 14, 1998, the committee meeting fee was reduced to $500 per meeting. In addition, Directors were granted options on July 31, 1998, to purchase 25,000 shares, at market value. No additional options were granted to Directors in 1999.

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

Lisa S. Guarino

         In September 1997, the Company and Lisa S. Guarino, former Executive Vice President and Chief Financial Officer of the Company, entered into an employment agreement for a term of one year which such term was to automatically extend for additional one year periods unless terminated by the Company with ninety days prior written notice. The term of this agreement automatically extended for one year on the first anniversary and was to be effective through August 31, 1999. Upon a change of control of the Company (as defined in the agreement) the term of the agreement would automatically extend for one year from the date of the change of control. In the event of a change of control, Ms. Guarino would have the option of remaining with the Company or any surviving company or being paid six months salary as severance.

         Under the terms of the agreement, Ms. Guarino served as the Executive Vice President and Chief Financial Officer and reported directly to the Chief Executive Officer. Ms. Guarino was entitled to receive an annual salary of $125,000. This annual salary could not be reduced without the approval of Ms. Guarino and could be increased at the Board's discretion, with a minimum increase of $5,000 per year. Ms. Guarino voluntarily waived her right to the $5,000 increase in her salary that was due in September 1998 in consideration of the financial circumstances of the Company. Ms. Guarino is entitled to all benefits customary to full-time, exempt management employees of the Company. Ms. Guarino was eligible to receive certain options on a quarterly basis if certain corporate performance goals are achieved under the 1997 Stock Option Plan. In 1997, Ms. Guarino received no options and in 1998, Ms. Guarino received 15,000 options pursuant to this incentive stock option program under the 1997 Stock Option Plan. Ms. Guarino resigned as Chief Financial Officer of the Company effective June 4, 1999. Ms. Guarino continued her employment with the Company on a part-time hourly basis through October 31, 1999. Subsequent to Ms. Guarino's employment with the Company, she has provided consulting services on an hourly basis. As part of her current consulting contract, if she provides consulting assistance related to a specified and completed change of control of the Company, she is to receive a payment of $50,000.

James R. Martin

         Effective November 1, 1999 James R. Martin, Executive Vice President and Chief Financial Officer entered into an employment agreement for a term of three years (3) which such term will automatically extend for an additional one
(1) year period unless terminated by the Company with ninety (90) days prior written notice. Upon change of control of the Company (as defined in the agreement), Mr. Martin will have the option of remaining with the Company or any surviving company or being paid twelve (12) months pay as severance following ninety (90) days of employment with the surviving company and written notice of Mr. Martin's intent to resign. Mr. Martin was also appointed as a Director to the Company's Board of Directors on October 27, 1999.

         Under the term of the agreement, Mr. Martin serves as the Executive Vice president and Chief Financial Officer and reports directly to the Chief Executive Officer. Mr. Martin is entitled to receive an annual salary of $125,000. This annual salary cannot be reduced without the approval of Mr. Martin and may be increased at the Board's discretion. Mr. Martin is entitled to all benefits customary to full-time, exempt management employees of the Company. Mr. Martin was granted 100,000 options, in accordance with his employment agreement with 25,000 options vesting on November 1, 1999 and the remaining options vesting upon the occurrence of specified events or upon change of control of the Company. In addition, Mr. Martin is entitled to a Company car.

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

         Chief Executive Officer's Compensation. For 1999, the compensation of Mr. Zaucha, the Chief Executive Officer of the Company, was set by the terms of his employment agreement. A summary of the key provisions of Mr. Zaucha's employment agreement is included elsewhere in this Annual Report. See "Employment Agreements." Mr. Zaucha also participates in benefit programs that are generally available to employees of the Company, including medical benefits and a 401(k) savings plan. Mr. Zaucha has not participated in the Company's Stock Option Plans to date.

         Executive Officer Compensation. During 1999, the Company also had an employment agreement with Ms. Guarino, the former Chief Financial Officer of the Company who resigned from this position effective June 4, 1999. Effective November 1, 1999, James R. Martin joined the Company as the Chief Financial Officer under an employment agreement with the Company. A summary of the key provisions of these employment agreements are included elsewhere in this Annual Report. See "Employment Agreements." For the year ended December 31, 1999, compensation paid to the executive officers of the Company was determined primarily pursuant to the terms of the employment agreements negotiated by the Company with the executives. For discretionary compensation paid to executive officers that is not set by employment agreements, the Compensation & Nominating Committee made subjective determinations on a case-by-case basis based on recommendations of the Chief Executive Officer as to each executive's merit and contribution to the success of the Company.

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

                                           As submitted by the
                                           Compensation & Nominating Committee,
                                                   Mark G. Mykityshyn, Chairman
                                                   Lawrence F. Jindra, M.D.
                                                   Roger J. Reschini
                                                   David B. White

PERFORMANCE GRAPH

         The following graph compares the cumulative return on the Common Stock from December 31, 1994 to December 31, 1999 with such return for the NASDAQ Stock Market Index (U.S.), and The Standard & Poor's Midcap 400 Health Care Sector Index (an Industry Index consisting of a peer group of 28 companies (1) ("Peer Group Index"). The performance graph assumes an investment of $100 on December 31, 1994, together with the reinvestment of dividends. Each measurement point on the graph below represents the cumulative stockholder return as measured by the closing price at the end of each period during the period from December 31, 1993 through December 31, 1999.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
   AMONG NORTHSTAR HEALTH SERVICES, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                              AND A PEER GROUP (2)

                                                   Cumulative Total Return
                                -----------------------------------------------------------
                                 12/94   12/95     12/96       12/97     12/98      12/99
NORTHSTAR HEALTH SERVICES       100.00    83.93     19.64       14.29     14.29       4.00
PEER GROUP                      100.00   137.23    132.57      148.06    191.78     216.02
NASDAQ STOCK MARKET (U.S.)      100.00   141.33    173.89      213.07    300.25     542.43

(1) The Peer Group Index consists of the following 32 companies: Acuson Corp; Apria Healthcare Group Inc.; Beckman Coulter, Inc.; Beverly Enterprises, Inc.; Chiron Corp. NEW; Covance, Inc.; Dentsply Intl., Inc.; Express Scripts, Inc. NEW; First Health Group Corp.; Forest Labs, Inc.; Foundation Health Sys., Inc.; Genzyme Corp. NEW; Gilead Sciences, Inc. NEW; Health Mgmt. Assoc., Inc.; Icn Pharmaceutical Inc.; Ivax Corp; Lincare Hldgs, Inc.; Medimmune, Inc. NEW; Millennium Pharmaceuticals NEW; Minimed, Inc. NEW; Mylan Labs, Inc.; Omnicare, Inc.; Oxford Health Plans, Inc.; Pacificare Hlth Sys., Inc., Quorum Health Group, Inc.; Sepracor, Inc.; Steris Corp.; Stryker Corp.; Sybron Intl.; Total Renal Care Hldgs, Inc.; Trigon Healthcare Inc.; and Visx, Inc. NEW.

(2) On May 31, 1996, NASDAQ suspended trading in the Company's Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 15, 2000 with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock; (ii) each person serving as a director of the Company; (iii) each Named Executive Officer (persons who are named executive officers are identified in the footnotes to the table below) and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, all shares are owned directly and the indicated owner has sole voting and dispositive power with respect thereto.

                              Beneficial Owner                   COMMON STOCK BENEFICIALLY OWNED (1)
                              ----------------                   -----------------------------------
                                                                 Number (2)                  Percent
                                                                 ----------                  -------
             5% HOLDERS (3)
             Thomas W. Zaucha (4)                                 963,958                     16.1%
             Roger J. Reschini (6)                                341,271                      5.6%

             DIRECTORS (3)
             Lawrence F. Jindra, M.D. (5)                         75,000                       1.2%
             James R. Martin (7)                                  182,400                      3.0%
             James H. McElwain (5)                                75,000                       1.2%
             Mark G. Mykityshyn (5)                               75,000                       1.2%
             David B. White (5)                                   75,000                       1.2%

             (FORMER) NAMED EXECUTIVE OFFICER
             Lisa S. Guarino (8)                                  17,000                        .3%

             All Current Directors and Executive Officers        1,804,629                    27.9%
             as a group (total 8 persons)

            --------------------------------

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

         (2) Represents total number of shares of Common Stock owned by each person, which each named person or group has the right to acquire, through the exercise of options within sixty (60) days, together with Common Stock currently owned, as a percentage of the total number of shares of Common Stock outstanding as of March 15, 2000. In accordance with the Commission's rules, the ownership percentage of each person or group is calculated treating all shares, including options to purchase shares, beneficially owned by such person or group as issued and outstanding shares.

         (3) Mr. Thomas W. Zaucha is also a Director, and as the President and the Chief Executive Officer of the Company; he is a Named Executive Officer.

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

         (6) Includes 108,271 shares of Common Stock indirectly owned by the Reschini Agency, Inc., of which Mr. Reschini is a majority owner, 10,000 shares of Common Stock which are held by Mr. Reschini as sole beneficial owner and options to purchase 75,000 shares of Common Stock. Mr. Reschini is also a Director.

         (7) Mr. James R. Martin is also a Director and, as Executive Vice President and Chief Financial Officer of the Company, he is a Named Executive Officer. The 182,400 shares noted above represent 100,000 options to purchase shares of common stock and 82,400 shares, which are held by family members where Mr. Martin is a beneficial owner.

         (8) Ms. Guarino was the former Executive Vice President and Chief Financial Officer of the Company and as such, is a former Named Executive Officer. The 12,000 shares noted above include 2,000 shares of Common Stock, which are held by Ms. Guarino as sole beneficial owner and options to purchase 10,000 share of Common Stock.


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

         Since the decision of the Delaware Chancery Court confirming the results of the Consent Solicitation was affirmed by the Delaware Supreme Court on August 1, 1997, the Company is reimbursing Mr. Zaucha for the expenses he incurred in connection with the Consent Solicitation. To date, those expenses, which primarily consist of investment advisory fees, legal fees, printing and proxy solicitation costs and incidental expenses approximate $1,750,000, of which $1,137,661 has been paid through December 31, 1999.

          KEYSTONE ACQUISITION

          Mr. Thomas Zaucha was the founder and principal owner of Keystone, which merged with the Company in November 1995 and is now the Company's principal operating subsidiary. In connection with the Keystone acquisition, Mr. Thomas Zaucha sold his interest in the former Keystone and has gross debt and other amounts due directly to him by the Company of $3,919,500 as of December 31, 1999, 1998 and 1997. In addition, Mr. Zaucha's Family Limited Partnership is due $1,105,500 from the Company as of December 31, 1999, 1998 and 1997.

          As required under the Keystone Merger Agreement, immediately prior to the merger, Keystone sold, at fair market value determined by a third party appraisal, all of the real estate previously owned by Keystone to the Zaucha Family Limited Partnership, of which Mr. Zaucha is a general partner, and a related entity, in return for a payment of $5,215,568. The parcels of such real estate used in Keystone's business were then leased to Keystone. At the request of Mr. Zaucha, the Company formed a Special Committee of the Board to evaluate the fairness of the lease agreements as well as certain other financial arrangements Mr. Zaucha has with the Company. The Special Committee has evaluated, through an appraisal by an independent real estate professional, the fair market lease rates for these properties, and has determined that the leases are substantially within the range of market rent in the aggregate, and therefore, a renegotiation of the leases is not required. The leases are for a period of either five or ten years, and commenced November 15, 1995. Lease payments were $489,087 for 1999 and $470,360 for 1998 and 1997. Future minimum lease payments under these leases aggregate in excess of $3.1 million.

         In conjunction with the acquisition of Keystone by Northstar, Mr. Zaucha and the Zaucha Family Limited Partnership were granted certain contingent payments (earn-out payments) based on the financial performance of Keystone during the period from 1996 to 2000.

         IMPULSE DEVELOPMENT CORPORATION

         The Company also uses, on an as needed basis, the services of Impulse Development Corporation, a Company controlled by Thomas Zaucha, for real estate maintenance, housekeeping and leasehold improvement construction. Payments to Impulse totaled $87,423 in 1999, $86,920 in 1998, and $80,404 in 1997.

         OTHER

         The Reschini Agency, Inc., of which Roger J. Reschini, a current Director, is a majority owner, acts as the Company's broker for professional and general liability insurance. During 1999, 1998 and 1997, the Company paid premiums of approximately $149,000, $132,000 and $214,000, respectively, for these insurance coverages. The agency received commissions of approximately $16,000 in 1999, $14,000 in 1998 and $25,000 in 1997. During 1997, the Company
entered into a simultaneous transaction with the Reschini Agency, Inc. whereby the Company paid $180,000 for insurance premiums and the Reschini Agency purchased 108,271 shares of Common Stock.

         The Company retains the law firm of Burns, White & Hickton, of which Mr. David B. White, a current director, is a named partner, for various litigation matters.

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

                                                                                Page
                                                                                ----
         Report of Independent Public Accountants                               F-1

         Consolidated Balance Sheets
                  as of December 31, 1999 and 1998                              F-2

         Consolidated Statements of Operations
                  for the years ended December 31, 1999, 1998 and 1997          F-4

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1999, 1998 and 1997          F-5

         Consolidated Statements of Cash Flows
                  for the years ended December 31, 1999, 1998 and 1997          F-7

         Notes to Consolidated Financial Statements                             F-8

(A)      2.   FINANCIAL STATEMENT SCHEDULES

         Report of Independent Public Accountants
                  On Financial Statement Schedule                               F-27

         Schedule II - Valuation and Qualifying Accounts
                  for the years ended December 31, 1999, 1998 and 1997          F-28


(A)      3.   LISTING OF EXHIBITS

         THE EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K ARE INCLUDED UNDER
         ITEM 14(C) HERETO.

(B)      REPORTS ON FORM 8-K

         The registrant filed a Form 8-K Report dated November 15, 1999. The item listed was Item 5, other events; Item 7(c), Exhibits.

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

10.2 Employment Agreement dated October 18, 1999, between Northstar Health Services, Inc. and James R. Martin, filed as an exhibit to the Company's Form 8-K dated November 15, 1999, is incorporated by reference.

10.3 Amended and Restated Credit Agreement and related documents, filed as an Exhibit to the Company's Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference.


21       Subsidiaries of the Registrant.

27       Financial Data Schedule.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 27th day of March, 2000.

                                                 NORTHSTAR HEALTH SERVICES, INC.

                                                 By: /s/ Thomas W. Zaucha
                                                     ---------------------------
                                                     Thomas W. Zaucha, Chairman,
                                                     CEO, President and Director
                                                     (Principal Executive
                                                     Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                 Title                                         Date
              ---------                 -----                                         ----
/s/ James R. Martin             Executive Vice President, Chief Financial        March 27, 2000
                                Officer, Treasurer and Director
--------------------------      (Principal Accounting and Financial Officer)


/s/ Lawrence F. Jindra, MD      Director                                         March 27, 2000

--------------------------

/s/ James H. McElwain           Director                                         March 27, 2000

--------------------------

/s/ Mark G. Mykityshyn          Director                                         March 27, 2000

--------------------------

/s/ Roger J. Reschini           Director                                         March 27, 2000

--------------------------

/s/ David B. White              Director                                         March 27, 2000

--------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Northstar Health Services, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Northstar Health Services, Inc. (a Delaware corporation and the Company) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northstar Health Services, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered significant losses from operations, has a net capital deficiency, and has not paid all creditors on a timely basis. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



Pittsburgh, Pennsylvania,
    March 9, 2000
(Except with respect to the matter
discussed in Note 21, as to which
the date is March 15, 2000).

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)


                                A S S E T S                        December 31,     December 31,
                                -----------                            1999             1998
                                                                   ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $   755          $   901
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
          $406 and 497, respectively                                   4,138            4,624
       Management fees                                                    13              224
       Miscellaneous                                                     156              458
    Prepaid expenses and other current assets                            113              399
                                                                     -------          -------
    Total current assets                                               5,175            6,606
                                                                     -------          -------

PROPERTY AND EQUIPMENT, net (Notes  5 and 10)                          1,414            2,231

INTANGIBLE ASSETS, net (Note 4)                                       19,477           19,811

OTHER ASSETS                                                             112              126
                                                                     -------          -------

TOTAL ASSETS                                                         $26,178          $28,774
                                                                     =======          =======





   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 December 31,        December 31,
       ----------------------------------------------                                     1999                1998
                                                                                      ------------        ------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Notes 6, 7, and 12)
       Senior Debt                                                                      $ 13,802           $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                                 4,989              4,069
       Other debt                                                                             87                509
    Accounts payable                                                                         591                833
    Accrued expenses (Note 8)
       Thomas Zaucha and Zaucha Family Limited Partnership                                 9,827              8,907
       Other obligations                                                                   1,913              4,318
    Contractual obligations to employees (Note 16)                                           709                915
                                                                                        --------           --------
              Total current liabilities                                                   31,918             33,634
                                                                                        --------           --------

LONG-TERM DEBT (Notes 6, 7, and 12)
    Thomas Zaucha and Zaucha Family Limited Partnership                                       --                809
    Other debt                                                                               306                242
                                                                                        --------           --------
                  Total long-term debt                                                       306              1,051

MINORITY INTEREST (Note 3)                                                                   220                181
                                                                                        --------           --------

              Total liabilities                                                           32,444             34,866
                                                                                        --------           --------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 12 and 13) Preferred stock, par value
    $.01 per share, 1,000,000 shares
       authorized, none issued                                                                --                 --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at December 31, 1999 and 1998
                                                                                              63                 63
    Additional paid-in capital                                                            22,642             22,599
    Warrants outstanding                                                                   1,487              1,487
    Retained deficit                                                                     (30,005)           (29,788)
    Less: Treasury stock, 362,564 shares in 1999 and 1998, at cost                          (453)              (453)
                                                                                        --------           --------

              Total stockholders' equity (deficit)                                        (6,266)            (6,092)
                                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 26,178           $ 28,774
                                                                                        ========           ========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (Dollars in Thousands, Except Per Share Data)

                                                                      1999                  1998                  1997
                                                                  -----------           -----------           -----------
REVENUE:
   Net patient service revenue                                    $    27,102           $    30,410           $    30,903
   Management fee revenue                                                 765                 1,471                 1,703
                                                                  -----------           -----------           -----------
            Total revenue                                              27,867                31,881                32,606

COSTS OF SERVICE                                                       12,556                14,851                16,413
                                                                  -----------           -----------           -----------
       Gross profit                                                    15,311                17,030                16,193

OPERATING EXPENSES:
    Selling, general and administrative expenses                        9,442                10,570                11,312
    Bad debt expense                                                      403                   343                 2,024
    Restructuring and other non-recurring items (Note 9)                   50                 1,114                 2,578
    Amortization of intangibles (Note 4)                                1,475                   929                 1,117
    Depreciation and amortization                                         630                   569                   561
    Management fee expenses                                               734                 1,355                 2,542
                                                                  -----------           -----------           -----------
           Total operating expenses                                    12,734                14,880                20,134
                                                                  -----------           -----------           -----------

OPERATING INCOME/(LOSS)                                                 2,577                 2,150                (3,941)

NON-OPERATING EXPENSES:
    Interest expense, net                                               2,050                 1,934                 2,229
    Other (income)/expense, net                                           364                  (264)                   50
                                                                  -----------           -----------           -----------
             Total non-operating  expenses                              2,414                 1,670                 2,279
                                                                  -----------           -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES                                         163                   480                (6,220)

INCOME TAXES (CREDIT) (Note 14)                                           (14)                 (366)                 (770)
                                                                  -----------           -----------           -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                    177                   846                (5,450)

MINORITY INTEREST                                                         394                   445                   163
                                                                  -----------           -----------           -----------

NET (LOSS)/INCOME                                                 $      (217)          $       401           $    (5,613)
                                                                  ===========           ===========           ===========

EARNINGS PER SHARE - BASIC                                               (.04)          $      0.07           $     (0.95)
                                                                  ===========           ===========           ===========

EARNINGS PER SHARE - DILUTED                                             (.04)          $      0.07           $     (0.95)
                                                                  ===========           ===========           ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  EQUIVALENTS - BASIC                                               5,975,424             5,975,424             5,880,501
                                                                  ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
  EQUIVALENTS - DILUTED                                             5,975,424             6,015,382             5,880,501
                                                                  ===========           ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                 Common Stock         Common Shares Issuable
                                          -------------------------   ----------------------     Additional         Warrants
                                          Shares Issue       Amount      Shares    Amount     Paid-in Capital      Outstanding
                                          ------------       ------   ---------- -----------  ---------------      -----------
BALANCE, December 31, 1996                  6,229,718           62         --         --          $ 26,208           $ 1,951
  Issuance of common stock                    108,270            1         --         --               180                --
  Issuance of warrants for
    consulting services                            --           --         --         --                --               441
  Net Loss                                         --           --         --         --                --                --
                                                   --           --         --         --                --                --
                                            --------------------------------------------------------------------------------
BALANCE, December 31, 1997                  6,337,988           63         --         --            26,388             2,392
  Expiration of warrants                           --           --         --         --               905              (905)
  Recognition of stock guarantee
    in connection with acquisition                 --           --         --         --            (4,694)               --
  Net Income                                       --           --         --         --                --                --
                                            --------------------------------------------------------------------------------
BALANCE, December 31, 1998                  6,337,988           63         --         --            22,599             1,487
  Reprice bank warrants                            --           --         --         --                43                --
  Net Loss                                         --           --         --         --                --                --
                                            --------------------------------------------------------------------------------

                                            ================================================================================
BALANCE, December 31, 1999                  6,337,988          $63         --         --          $ 22,642           $ 1,487
                                            ================================================================================

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)


                                                                   Treasury Stock
                                            Retained               --------------               Notes
                                            (Deficit)          Shares          Amount        Receivable      Total
                                            ---------          ------          ------        ----------      -----
BALANCE, December 31, 1996                   (24,576)          362,564          (453)          --           3,192
  Issuance of common stock                        --                --            --           --             181
  Issuance of warrants for
    consulting services                           --                --            --           --             441

  Net Loss                                    (5,613)               --            --           --          (5,613)
                                             --------------------------------------------------------------------

BALANCE, December 31, 1997                   (30,189)          362,564          (453)          --          (1,799)
  Expiration of warrants                          --                --            --           --              --
  Recognition of stock guarantee in
    connection with acquisition                   --                --            --           --          (4,694)
  Net Income                                     401                --            --           --             401
                                             --------------------------------------------------------------------

BALANCE, December 31, 1998                   (29,788)          362,564          (453)          --          (6,092)
  Reprice bank warrants                           --                --            --           --              43
  Net Loss                                      (217)               --            --           --            (217)
                                             --------------------------------------------------------------------

                                             ====================================================================
BALANCE, December 31, 1999                   (30,005)          362,564          (453)          --          (6,266)
                                             ====================================================================


    The accompanying notes are an integral part of these financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                            1999          1998          1997
                                                                               --------      -------       --------
    Net (loss)/income                                                          $  (217)      $   401       $(5,613)
    Adjustments to reconcile net (loss)/income to net cash provided by operating activities-
          Depreciation and amortization                                          2,174         3,170         3,255
          Legal settlements                                                       (263)           --        (2,001)
          Provision for doubtful accounts                                          403           343         2,020
          Provision for impairment of subsidiary assets                            930            --            --
          Loss on discounted obligation                                             27            --            --
          Interest on discounted obligation                                        127           209           223
          Loss/(Gain) on sale of equipment                                           7           (13)           66
          Gain on sale of joint venture interests                                   --          (190)           --
          Provision for decrease/(increase) in contractual obligations to
              employees                                                            (75)           26            63
          Compensation expense related to options and warrants                      --            --           441
          Minority interest                                                        394           445           163
          Change in current assets and liabilities -
              Decrease/(increase) in receivables                                   661         1,047        (1,392)
              Decrease/(increase) in other current assets                          287          (237)          569
              (Decrease)/increase in accounts payable                             (242)       (1,568)          353
              (Decrease)/increase in accrued expenses                           (2,892)       (1,447)        2,858
                                                                               -------       -------       -------
                  Net cash provided by operating activities                      1,321         2,186         1,005
                                                                               -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                          (452)         (544)         (434)
    Deposits, loans and investments                                                 14            57            99
    Proceeds from sale of equipment                                                 10            88            31
                                                                               -------       -------       -------
                  Net cash used in investing activities                           (428)         (399)         (304)
                                                                               -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                           --            --           181
   Payments on long-term debt                                                   (1,544)       (1,079)       (1,041)
   Payments of contractual obligations to employees                               (131)         (143)         (665)
   Distributions to minority interests                                            (355)         (396)         (202)
   Borrowings on long-term debt                                                    991            75            76
                                                                               -------       -------       -------
                  Net cash used in financing activities                         (1,039)       (1,543)       (1,651)
                                                                               -------       -------       -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                              (146)          244          (950)

CASH AND CASH EQUIVALENTS, beginning balance                                       901           657         1,607
                                                                               -------       -------       -------

CASH AND CASH EQUIVALENTS, end balance                                             755       $   901       $   657
                                                                               =======       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                  $ 2,458       $ 1,877       $ 1,520
Income taxes paid                                                                   --            11            41

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                      $   281       $   194       $    43
Earn-out accrued on Keystone acquisition                                         1,407         2,502            --
Accrual for Keystone acquisition stock price guarantee                              --         4,694            --
Issuance of Common Stock warrants for services                                      --            --           441
Reprice warrants to bank as debt discount                                           43            --            --

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS ORGANIZATION AND SIGNIFICANT EVENTS:

Nature of Operations

         Northstar Health Services, Inc. and Subsidiaries ("Northstar" or the "Company") is a regional provider of physical rehabilitation and other healthcare services in Pennsylvania and Ohio providing services at outpatient rehabilitation clinics and patient care facilities to patients suffering from physical disabilities. The goals of rehabilitation therapy are to improve a patient's physical strength and range of motion, reduce pain, prevent injury and restore the ability to perform basic activities, including communication. The Company provides these services primarily through outpatient rehabilitation clinics and under contractual arrangements with other patient care facilities, such as nursing homes and hospitals. The term "Company" means, unless otherwise indicated, the Company and its subsidiaries and their respective predecessors.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its interests in partnerships and joint venture arrangements only for the period subsequent to their acquisition. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method of accounting for an entity it does not control.

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

         For 1998 and prior, services rendered to Medicare program beneficiaries are paid based on a cost reimbursement methodology subject to cost limitations. The Company is reimbursed for services at a tentative interim rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company's Medicare cost reports have been audited with final settlements determined by the Medicare fiscal intermediary through December 31, 1997 for all providers. During 1999, the Company recorded audit adjustments against net patient service revenues of $995,000. This represents an audit settlement for 1996 - 1997 and a provision for the expected settlement of the 1998 audit. These audit adjustments related primarily to disallowed legal costs incurred with connection with the Consent Solicitation referred to above and more fully discussed in Note 9. In accordance with the Balanced Budget Act, effective January 1, 1999, the Company has been reimbursed based upon the physician Medicare fixed fee schedule.

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

         The Company grants credit without collateral to its patients, most of who are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1999 and 1998, was as follows:

                                                                 1999          1998
                                                                 ----          ----
Workers' compensation                                             22%           21%
Other third-party payors                                          41            36
Blue Cross, Blue Shield & related managed care products           25            21
Contracts with nursing homes and other such providers              5             9
Medicare                                                           6            11
Self-pay patients                                                 --             1
Medicaid                                                           1             1
                                                                 ---           ---
                                                                 100%          100%
                                                                 ---           ---

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

Management Fees

         The Company previously managed, on a contract basis, a mobile diagnostics business, which was discontinued in August 1999. Also, during a portion of 1996 and 1997, the Company managed a physician practice, which was discontinued in June 1997. In conjunction with these contracts, the Company received compensation in the form of a monthly management fee. This fee was equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The management fees and related expenses are presented in the Revenue and Operating Expenses sections of the Consolidated Statements of Operations.

Insurance

         The Company presently insures against malpractice with independent third party insurers utilizing claims-made policies, and workers' compensation risks with independent third-party insurers or state Workers' Compensation insurance funds, where required.

Cash and Cash Equivalents

         All cash equivalents are stated at cost, which approximates market. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Deferred Costs

         Debt issuance costs are generally amortized over the term of the debt. Such costs are included in intangibles.

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

         The Company chose early adoption of this accounting pronouncement as of December 31, 1995. As factors indicate that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these intangible assets are recoverable. The Company's evaluations have resulted in adjustments to goodwill and the Keystone assembled workforce as of December 31, 1999 and 1998. (See Note
4)

Treasury Stock

         The Company may periodically repurchase its own stock as a result of a specific transaction or as part of an organized repurchase plan. The Company accounts for such stock repurchases on the cost basis and records the stock value as a contra-equity line item on its financial statements.

Earnings Per Common Share

         The Company has determined earnings per share in accordance with SFAS No. 128, "Earnings Per Share", for all periods presented. Under SFAS No. 128, earnings per share are classified as basic earnings per share and diluted earnings per share. Basic earnings per share include only the weighted average common shares outstanding. Diluted earnings per share include the weighted average common shares outstanding and any dilutive common stock equivalent shares in the calculation. All prior periods have been restated to reflect this adoption. Treasury shares are treated as retired for earnings per share purposes.

        The following table reflects the calculation of earnings per share under SFAS No. 128 (dollars in thousands, except per share data):

                                                             For the year ended December 31,
                                                   1999                 1998                 1997
                                                   ----                 ----                 ----
Basic earnings per share:
   Net (loss)/income                           $      (217)          $      401          $    (5,613)
   Average shares outstanding                    5,975,424            5,975,424            5,880,501
   (Loss)/income per share                            (.04)                0.07                (0.95)
Diluted earnings per share:
   Net (loss)/income                                  (217)                 401               (5,613)
   Average shares outstanding                    5,975,424            5,975,424            5,880,501
   Stock options                                        --               39,958                   --
                                               -----------------------------------------------------
   Diluted average shares outstanding            5,975,424            6,015,382            5,880,501
   (Loss) income per share                            (.04)                0.07                (0.95)

         At December 31, 1999, 1998 and 1997, options to purchase 968,708, 723,333, 1,187,758, and warrants to purchase 565,000, 565,000, and 843,500 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the Company's common shares for the periods and due to the loss position of the Company for 1999 and 1997. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zauchas in connection with the Keystone merger that is subject to the approval of the Special Committee and of the Board of Directors. See Note 3. The Zaucha Stock Guarantee, which is currently recorded as a liability in accrued expenses (see Note 8), could be satisfied by all cash, all stock, or a combination of both cash and stock.


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

         In connection with the Merger, the Company (i) guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997; (ii) agreed to seek necessary stockholder approval to allow the Three-Year Note to be converted into Common Stock at the conversion price of $5.93 per share and to pay any guaranteed amount in additional shares of Northstar Common Stock based on the trading price of the Common Stock at the time of issuance; and (iii) issued a five-year interest-free note to David D. Watson, Keystone's former Chief Operating Officer and Executive Vice President, in the aggregate principal amount of $375,000, in release of any interest Mr. Watson might have had in Keystone. Similar to the debt in the preceding paragraph, this obligation to Mr. Watson was discounted using the Company's current borrowing rate. The remaining obligation was renegotiated in 1999. (See Note 18)

         As discussed above, a stock price of $5.93 per share was guaranteed to the Shareholders for periods ending not later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation. This amount is recorded as a liability in accrued expenses at December 31, 1999 (Note 8), with the offset recorded to Additional Paid-In Capital. The Special Committee of the Board of Directors has been charged with the authority to negotiate the satisfaction of this obligation with the Shareholders, which could be done through the payment of cash, issuance of stock, issuance of notes, or a combination of any or all of these items. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate by the Special Committee.

         The Company also agreed to make additional "earn-out" payments to the Shareholders of $1,600,000 per year in the event that Keystone's "EBITDA" exceeds $2,500,000 in any year from 1996 to 2000, inclusive. EBITDA is defined, generally, to mean Keystone's earnings (including earnings from any internally generated facility or contract but excluding earnings from any facility or contract acquired from third parties) before taxes, interest, depreciation and amortization. In the event an earn-out is not earned and therefore not paid in any given year, the earn-out will be paid in the next year if EBITDA in such next year exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in such prior year. The Shareholders are to receive an earn-out of approximately $200,000 for 1995. The calculation for the earn-out amounts for years 1996 through 2000 includes a reduction in the amount due in the event that the current liabilities of Keystone at the date of the Merger (other than permitted capital leases) exceeded $2,000,000. In addition, such earn-out payments are to be reduced by 50% of such current liabilities up to $2,000,000. Former management of the Company believed that, based on the results of operations for 1996 as well as that management's interpretation of the above-outlined adjustments, the 1996 earn-out computation resulted in no amounts due to the Shareholders. The current Board of Directors appointed a Special Committee to review these calculations and the issues in dispute. The Special Committee and the Zaucha's have agreed that no earn-out will be paid for 1996, the earn-out for the year 1997 will be reduced by $504,725 and the earn-out for the years 1998 through 2000 will be reduced by a minimum of $192,800 per year. The earn-out payments for all years will accelerate and become due within 90 days after any change in ownership or control of the Company or a sale of the majority of the assets of the business. The Company has determined that, based on the results of operations for 1997, there are no amounts due to the Shareholders for the 1997 earn-out. However, the Company has determined that the EBITDA for 1998 exceeds the greater of $3,200,000 or $2,500,000 plus the amount of the EBITDA shortfall in 1997, and, therefore, in accordance with the carryover provision above, there is an amount due to the Shareholders in the amount of $1,095,275 for 1997. The Company has determined that, based on the results of operations for 1998 and 1999, there is an amount due to the Shareholders in the amount of $1,407,200 for each of 1998 and 1999. Accordingly, at December 31, 1999 and 1998, the Company has accrued the cumulative earn-out payments of $3,961,000 and $2,704,000, respectively, with an offsetting entry to goodwill.

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

         As consideration for the above-mentioned items, the Company (a) paid $50,000 to the Seller upon the consummation of the agreement; (b) loaned $2,150,000 to the Seller in exchange for a note; (c) provided the Seller with shares of Northstar Common Stock with a fair market value equivalent of $2,150,000 on the date of the acquisition; (d) promised to pay $100,000 to the Seller in twelve equal non-interest bearing installment payments beginning in December 1996; and (e) promised to pay certain contingent payments to the Seller. The non-interest-bearing note to the Seller was discounted using a market rate of interest. See Note 6. Additionally, in exchange for the loan and the Common Stock the Seller agreed to pay back to Northstar the lesser of $2,150,000 or the proceeds from the sale of the Common Stock. The aforementioned Northstar stock was pledged by the Seller as collateral for the note.

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

         The Company believed that the lease arrangements with Ultrasonics were for lease rates that were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases that represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company treated the excessive lease payments of $1,178,000 as a disproportionate dividend, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement in principle with Ultrasonics and Jeff Bergman that resulted in mutual releases and no payments to either party.

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

         In August 1999, the Company terminated the remaining operations of PVL's mobile diagnostics business and recorded a related charge of $596,000 and $334,000 in the third quarter, for goodwill and fixed asset impairment, respectively. The business was sold in October 1999.

Joint Venture Activities

         Prior to 1995 the Company formed joint ventures with CDL Medical Technologies, Inc. ("CDL") and C.F. Services, Inc. ("CFS") to provide mobile diagnostic services, including cardiac services, in Western Pennsylvania. In 1998, the Company sold its 51% interest in each of these joint ventures to CDL and CFS, recording a gain of approximately $167,000 and $23,000, respectively, which is recorded as other income in the accompanying statement of consolidated operations. The proceeds from the sale to CFS were received in 1998, and the Company recorded the proceeds from the sale to CDL as a miscellaneous receivable at December 31, 1998, with subsequent receipt in January 1999.

4.  INTANGIBLE ASSETS:

Intangible Assets and the related amortization periods consist of the following (dollars in thousands):

                                                                   December 31,
                                                                   ------------
                                                              1999               1998
                                                              ----               ----
Excess of cost over net assets acquired (40 years)          $ 19,144           $ 18,708
Employment agreements (2 to 7 1/2 years)                         625                625
Keystone tradename (20 years)                                  2,500              2,500
Covenant not to compete (5 years)                                 53                 78
Assembled Keystone workforce (5 years)                           400                450
Deferred financing and other costs (5 years)                     754                831
                                                            --------           --------
                                                            $ 23,476           $ 23,192
Less accumulated amortization                                 (3,999)            (3,381)
                                                            --------           --------
Intangible assets                                           $ 19,477           $ 19,811
                                                            ========           ========

         As discussed in Note 2, the Company has chosen to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as of December 31, 1995. In accordance therewith, as of December 31, 1999, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these assets are recoverable.

         As of December 31, 1998, management evaluated the remaining intangibles that resulted in adjustments to decrease goodwill in the amount of $1,274,000 and the Assembled Keystone workforce in the amount of $150,000, net of accumulated amortization to date. As of December 31, 1999, management evaluated the remaining intangibles that resulted in an adjustment to decrease the Assembled Keystone workforce in the amount of $50,000, net of accumulated amortization to date. On a going-forward basis, the Company will continue to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the related operation's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill or other intangible asset is recoverable. Any subsequent asset impairment will be accounted for as a charge to the operating expenses of the Company.

5.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (dollars in thousands):


                                                   December 31,
                                                   ------------
                                             1999              1998
                                             ----              ----
Vehicles                                   $    42           $   189
Clinical equipment                           1,054             1,860
Furniture and fixtures                         911               850
Leased medical equipment                       889             1,644
Leasehold improvements                       1,275               952
                                           -------           -------
                 Total cost basis          $ 4,171           $ 5,495
Less accumulated depreciation               (2,757)           (3,264)
                                           -------           -------
Property and equipment - net               $ 1,414           $ 2,231
                                           =======           =======

6.  DEBT:

 Debt consists of the following (dollars in thousands):                                          December 31,
                                                                                                 ------------
                                                                                             1999            1998
                                                                                             ----            ----
Amended and Restated Credit Agreement with two senior lenders effective 9/30/99, due with graduated monthly payments through 12/31/00, including interest at a
  Base Rate plus 3%                                                                         $13,802        $    --

Term loan with senior lender due in 60 monthly graduated payments, plus interest
  at a Base Rate plus 1.5% in 1998 (Note 7)                                                      --          6,083

Revolving line of credit with senior lender, due on demand and no later than
  10/20/00, interest payable monthly a Base Rate plus 1.5% in 1998 (Note 7)                      --          2,000

Acquisition facility with senior lender, due in equal monthly installments
  beginning 4/30/97 at a Base Rate plus 2% in 1998 (Note 7)                                      --          6,000

Non-interest bearing term notes to Thomas Zaucha and the Zaucha Family Limited
  Partnership, approximately $85,000 due on 11/15/97 and then approximately
  $210,000 due quarterly until 11/15/00 (interest imputed at 9%)                              2,625          2,625

Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership, due in
  equal quarterly installments beginning on 9/30/96 of $200,000, 6% stated
  interest rate (interest imputed at 9%)                                                      2,400          2,400

Capital lease obligations with interest rates ranging from 9% to 15.6%                          192            579

Other debt                                                                                      380            441
                                                                                            ----------------------
Total debt                                                                                  $19,399        $20,128

                                     December 31,
                                     ------------
                                1999              1998
                                ----              ----
Less:
    Current portion           (18,878)           (18,661)
    Debt discount                (215)              (416)
                             --------           --------
Long-term debt               $    306           $  1,051
                             ========           ========

The Company's weighted average interest rate was 9.5% and 9.0% for 1999 and 1998, respectively.

IBJ Schroder and Cerberus Partners Facility

         In 1995, the Company closed on a credit facility with IBJ Schroder Bank and Trust Company ("IBJ"). The facility had a final maturity of five years from the date of closing. The term loan was funded in full at closing and was used to repay an existing bank credit facility. The IBJ facility was secured by a first priority lien on substantially all of the assets of the Company. In addition, the credit agreement had various financial compliance covenants including certain ratios and free cash flow requirements. (See Note 7)

         In addition, the Company issued to IBJ certain warrants (the "IBJ Warrants"). The IBJ Warrants may be exercised to purchase up to 240,000 shares of the Company's Common Stock at an exercise price of $6.76 until October 20, 2000. The Company accounted for the IBJ Warrants as a debt discount and is amortizing the fair market value of these warrants on a straight-line basis over the 60 months.

         In September 1997, Cerberus Partners, LP, ("Cerberus") a diversified financial securities firm that invests in publicly traded and private debt issues of both large and middle market companies, purchased from IBJ all of the Company's senior debt amounting to $15.3 million, including principal and accrued interest. The debt was purchased subject to the existing Credit Agreement and forbearance agreement and extensions thereof. The Company executed an Assignment and Acceptance Agreement and consented to the transfer of the IBJ Warrants to Cerberus in connection with this matter. Effective September 30, 1999 the Company successfully renegotiated its senior debt with an Amended and Restated Credit Agreement with Cerberus Capital Management, LLC, and the Chase Manhattan Bank. The 240,000 warrants have been repriced at $0.25 per share. The agreement provides for scheduled monthly repayments through December 31, 2000, at which time the balance is due. The senior debt currently provides for interest at a base rate plus 3% and contains numerous covenants. The Company is currently in technical default of certain covenants, for which no waiver has been obtained.

         At December 31, 1999, the scheduled aggregate annual maturities of long-term debt are as follows (dollars in thousands):


                        2000              $ 19,066
                        2001                   131
                        2002                    79
                        2003                    33
                        2004                    12
                        Thereafter              78
                                          ---------
                        Total             $ 19,399
                                          =========


7.  COVENANTS UNDER CREDIT AGREEMENT:

         The Amended and Restated Credit Agreement (Senior Debt) effective September 30, 1999 contains numerous financial and other covenants including, among other restrictions; (a) limiting capital expenditures; (b) requiring a portion of defined excess cash flow to be paid toward the senior debt; (c) requiring the implementation of a cash management system; (d) requiring compliance with various financial ratios and related representations and periodic financial reports and other notices; (d) requiring certain specific insurance coverage's and lease restrictions; (f) requiring minimum monthly billing levels and weekly cash collections; (j) and other positive and negative covenants. The Company is not currently in compliance with the cash management system transfer requirement and certain other covenants. However, the senior lenders have not issued a notice of default and are working with the Company to correct the technical defaults.

         The Company experienced a modest profit of $400,000 for the year ended December 31, 1998 and a small loss of $217,000 for the year ended December 31, 1999. As of December 31, 1999 the Company has a net shareholders equity deficiency of $6,266,000. Additionally, the Company has not paid all creditors on a timely basis and has not met certain financial and other covenants which the lender has not waived. These matters and the need to refinance the remaining loan balance at December 31, 2000 raise significant doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. All indebtedness to the senior lenders is classified as current in the accompanying Consolidated Balance Sheet.

         Management has focused its efforts in two main areas: improving operating performance and refinancing the senior debt balance before December 31, 2000. During the years ended December 31, 1999, operational improvements were made that resulted in operating profit before changes related to the sale of Penn Vascusonics (See Note 3) and Medicare adjustments related to 1996 - 1998 (See Note 2)

         If the Company is unable to effectuate a business combination with a financially stronger entity or to raise additional capital and/or effect a permanent restructuring of its debt, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code, or could have an involuntary petition thereunder filed against it.

8.  ACCRUED EXPENSES:

Accrued expenses consist of the following (dollars in thousands):

                                                                            December 31,
                                                                      ------------------------
                                                                        1999             1998
                                                                      -------          -------
Earn-out payments due to the Zaucha's                                 $ 3,961          $ 2,704
Stock guarantee due to the Zaucha's                                     4,694            4,694
Accrued interest due to the Zaucha's                                      560              415
Reimbursement of consent solicitation costs to Thomas Zaucha              612            1,094
Payroll, including payroll taxes and deductions                           973              921
Accrued interest - other                                                  137              953
Other                                                                     803            2,444
                                                                      -------          -------
Total accrued expenses                                                $11,740          $13,225
                                                                      =======          =======

9.  RESTRUCTURING AND NON-RECURRING ITEMS:

         During 1997 and 1996, following the resignation of KPMG as its independent public accountants, the Company incurred professional fees in connection with the ensuing independent investigation, shareholder litigation and suit against the parties allegedly responsible for the wrong doings against the Company and its shareholders. The majority of the most significant expenses related to these matters were incurred prior to 1998. However, no significant additional professional fees in connection with these actions are anticipated in the future, as only a few remaining legal matters are yet to be resolved.

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

         In addition, significant expenses were incurred as a result of the Consent Solicitation described in Note 1. All expenses related to this action were expensed in 1997. The Company has agreed to reimburse Mr. Zaucha for the costs incurred. As of December 31, 1999, unpaid professional fees in this matter are approximately $612,000 See Note 8.

         A summary of these unusual and non-recurring items is as follows (dollars in thousands):

                                                               1999            1998            1997
                                                               ----            ----            ----
Company costs related to consent solicitation incurred by
    Brody management (Note 12)                                 $ --           $   --          $   527
Consent solicitation costs incurred by Mr. Zaucha                --               --            1,750
Legal and accounting fees                                        --               --              693
Litigation costs                                                 43               75              558
Write off of intangible assets (Note 4)                           9              837              707
Corporate restructuring costs                                    (2)             202              344
Ultrasonics and management services legal settlements            --               --           (2,001)
                                                               ----           ------          -------
Total                                                          $ 50           $1,114          $ 2,578
                                                               ====           ======          =======

         In 1997, the Company realized a benefit of $1,418,751 for the write-off of lease obligations as the result of the settlement of the Ultrasonics/Jeff Bergman suit. The Company has also recorded a benefit of $581,933 for the write-off of accruals related to the management services agreement dispute with James Shields that was settled in 1999.

10.  LEASES:

         The Company has entered into various non-cancelable operating leases expiring at various dates through December 31, 2004 for office and medical equipment, vehicles and office space at its headquarters and certain rehabilitation centers. During the years ended December 31, 1999, 1998 and 1997, rental expense included in the statement of operations was $3,400,000, $3,407,000, $3,001,000 respectively. As discussed in Note 12, the Company leases certain properties from a related party.

         Future minimum lease commitments for all non-cancelable leases as of December 31, 1999 are as follows (dollars in thousands):

                                                         Operating
           Year Ending December 31,                        Leases
           ------------------------                        ------
           2000                                            $2,908
           2001                                             2,299
           2002                                             1,718
           2003                                             1,331
           2004                                               889
           Thereafter                                       1,257
                                                          -------
           Total Payments                                 $10,402
                                                          =======

11.  EMPLOYEE BENEFIT PLANS:

         The Company has a deferred compensation plan for its employees pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Keystone Plan"). The Plan provides for certain matching of employee contributions equal to 50% of participants' contributions up to three hundred dollars per year. The Keystone plan also provides that the Company may make discretionary contributions; however, no such contributions were made during 1999, 1998 or 1997.

         During 1999, 1998, and 1997 the Company made contributions to the Plans of approximately $56,000, $64,000, and $63,000, respectively.

12.  RELATED-PARTY TRANSACTIONS:

         The current management of the Company does not adopt or affirm any related party disclosures made in prior management's financial statements or public filings. The transactions disclosed below are based on management's knowledge at this point in time.

Keystone Acquisition

         As part of the acquisition of Keystone, the Company paid cash of $450,000 and issued 150,000 shares of Common Stock with a market value of $937,500 to Commercial Financial Corporation ("CFC") for services rendered. CFC is wholly-owned by Nichlaus P. Horoszko who is a personal friend and business associate of Mr. Mark DeSimone. CFC is believed by the Company to be a related party. Additionally, the Company had made certain guarantees to CFC that the aforementioned shares would be able to be sold with net proceeds of at least $937,500. These costs were expensed during 1995.

         The Company believes that these shares of Common Stock were sold on February 12, 1996 for approximately $840,000. In the opinion of management, as Mr. Horoszko did not perform any services of value, he was not entitled to the common shares discussed above or any additional compensation thereon. Mr. Horoszko is a defendant in the Company's suit as discussed in Notes 1 and 20.

         In connection with the Keystone acquisition, Mr. Thomas Zaucha and Mr. David Watson, who both sold interests in the former Keystone, and are now or were officers with Northstar, have gross debt due directly to them of $3,919,500 and $163,549, respectively, as of December 31, 1999, and Mr. Zaucha's Family Limited Partnership is due $1,105,500 as of December 31, 1999. In addition, Mr. Zaucha and Mr. Zaucha's Family Limited Partnership have other amounts due directly to them of $7,187,108 and $2,027,134, respectively, as of December 31, 1999, for accrued interest, stock guarantee expense, and earn-out payments due as a result of the Keystone acquisition. See Note 6.

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

         The leases are for a period of either five or ten years, with most commencing in 1995. Lease payments were $484,986 for 1999, and $470,360 for 1998 and 1997. Future minimum lease payments under these leases as of December 31, 1999, which are also disclosed within Note 10, are as follows:

                       2000                $  498,361
                       2001                   549,640
                       2002                   548,292
                       2003                   548,292
                       2004                   533,667
                       Thereafter             462,693
                                           ----------
                       Total               $3,140,945
                                           ==========

         The Company also uses, on an as needed basis, the services of Impulse Development Corporation, a company controlled by Thomas Zaucha, primarily for leasehold improvement construction. Subsequent to the Consent Solicitation and the reinstatement of Thomas Zaucha as Chairman and CEO, the current Board of Directors solicited bids for these construction services from other companies, and Impulse submitted the lowest bid. Payments to Impulse totaled $87,423, $86,920, and $80,404, in 1999, 1998, and 1997, respectively.

Transactions with Board Members

         In 1996, Brody Associates, a consulting firm wholly-owned by Steven Brody, one of the Directors removed from office as a result of the Consent Solicitation (see Note 1), was retained to perform a variety of consulting services for the Company related to its investigation of former management and related to the corporate restructuring of the Company. The Company paid $148,103 in 1997 to Brody Associates for these services and related business expenses. The agreement was terminated as a result of the Consent Solicitation described in Note 1. The Company entered into a settlement and release agreement with Steven Brody and Brody Associates in November 1997 that provided for, among other things, a payment of approximately $26,000 in outstanding consulting bills with Brody Associates, which has been paid in full as of December 31, 1998. See
Note 13 for stock option activity.

         In 1996, the Company retained Executive Advisory Group, Ltd., whose sole owner is Robert Smallacombe, one of the Directors removed from office as a result of the Consent Solicitation (see Note 1), to serve as a management consultant and to aid in the corporate restructuring. For these services and related business expenses, the Company paid $ 53,179 in 1997 and $189,503 in 1996 to Executive Advisory Group, Ltd. In addition, in February 1997, after the Brody Board removed Thomas Zaucha from office as Chairman and CEO, Smallacombe was appointed the new CEO and his existing consulting agreement was converted into an employment contract. The Company paid $65,708 in salary and expenses in 1997 under this employment agreement. This contract was terminated for cause as a result of the Consent Solicitation (see Note 1). As of December 31, 1999, the Company continues to dispute any obligation to Smallacombe under the terminated employment agreement. See Note 13 for option activity. (See Note 20.)

         The Company obtains it's professional and general liability insurance through The Reschini Agency, Inc., a company owned by Roger Reschini, a member of the current Board of Directors. Policy premiums through this company totaled approximately $149,000, $132,000, and $214,000 in 1999, 1998 and 1997,
respectively, with the
agency earning a commission on these premiums of approximately $16,000, $14,000, and $25,000 in 1999, 1998 and 1997, respectively. During 1997, the Company entered into a simultaneous transaction with the Reschini Agency whereby the Company paid approximately $180,000 for insurance premiums and the Reschini Agency purchased 108,270 shares of the newly issued Company Common Stock at a per share price of $1.66 per share, which represents the average of the previous five days closing stock prices.

         The Company also retains the law firm of Burns, White and Hickton, of which Mr. David B. White, a current director, is a named partner, for various litigation matters.

         The Company had transactions involving Thomas Zaucha and related parties as discussed in Notes 3 and earlier in Note 12.

13.  STOCK OPTIONS AND WARRANTS:

Stock Options

         The Company adopted a stock option plan in 1992 (the "1992 Plan"), a 1994 stock option plan for non-employee directors (the "1994 Plan") and a 1997 stock option plan (the "1997 Plan"), collectively (the "Plans"). As permitted, the Company accounts for these plans under APB Opinion No. 25, which does not normally require recognition of compensation expense. Had compensation cost been determined consistent with FASB Statement No. 123, the Company's pro forma net loss and loss per share would have been (dollars in thousands, except per share data):


                                                                       1999              1998       1997
                                                                       ----              ----       ----
       Net Profit/(Loss)                  As Reported                 $(217)            $ 401     $ (5,613)
                                          Pro Forma                   $(309)            $ 203     $ (7,003)

       Basic income/(loss) per share      As Reported                 $(.04)            $0.07     $ (0.95)
                                          Pro Forma                   $(.05)            $0.03     $ (1.19)

The activity regarding the 1992, 1994, 1997 and Independent Plans is as follows:

                                             1999                            1998                          1997
                                             ----                            ----                          ----
                                                    Wt. Avg.                       Wt. Avg.                     Wt. Avg.
                                    Shares          Ex Price       Shares          Ex Price        Shares       Ex Price
                                    ------          --------       ------          --------        ------       --------
Outstanding at beginning of
    year                           1,072,499           1.59      1,187,758         $2.54          681,200         $4.12
Granted                              172,500            .45        402,966          0.68          921,933          2.06
Exercised                                 --             --             --            --               --            --
Expired/canceled                    (242,833)          1.86       (518,225)         3.07         (415,375)         4.09
Outstanding at end of year         1,002,166           1.33      1,072,499          1.59        1,187,758          2.53
Exercisable at end of year           927,166           1.42      1,072,499          1.59        1,187,758          2.53
Wt. Avg. fair value of
    options granted                    $ .20                        $ 0.61                         $ 1.90

         The fair value of the option grants as outlined above for the 1992, 1994, 1997 and Independent Plans is estimated using the Black-Scholes option pricing model with the following assumptions: life of the options ranging from 3 to 5 years; an assumed risk free rate of interest ranging from 4.86% to 6.00%; an expected dividend yield of 0%, consistent with the Company's policy; expected volatility of 224% for the grants during 1999, 164% for the grants during 1998, and 168% volatility for grants during 1997.

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

The following summarizes the activity under the 1992 Plan:

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options-
   Outstanding at beginning of year                   335,950                   564,175                  418,700
   Granted                                               -                       2,000                   393,350
   Exercised                                             -                         -                        -
   Expired/Canceled                                   (82,000)                 (230,225)                (247,875)
   Outstanding at end of year                         253,950                   335,950                  564,175

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                $.625 - 7.875             $1.50 - 7.875            $1.50 - 7.875
   Granted                                               -                      $ 0.625              $1.625 - 2.3125
   Options exercisable at end of year                 253,950                   335,950                  564,175
   Exercisable option price ranges                 $1.625 - 2.312            $0.625 - 7.875           $1.50 - 7.875
   Options available for grant at end of year         372,050                   290,050                   61,825

         Under the 1992 plan, on October 6, 1997, the Compensation and Nominating Committee awarded stock option grants to 533 Company employees to purchase 365,850 shares of Common Stock at $2.31 per share (the fair market value on the date of grant). Eligible employees included those who were employed on or before October 1, 1997 and who were still with the Company on January 1, 1998. These options collectively expire on October 6, 2002. In addition, the Company's former Chief Financial Officer received an option to purchase 15,000 shares of Common Stock at an exercise price of $2.00 per share pursuant to an employment contract dated September 1, 1997. The plan also has participants who received stock options that were awarded prior to the Northstar/Keystone merger, those of whom are still employed with the Company.

         The stock option information presented herein represents current management's belief of the transactions that have occurred. Certain reclassifications of prior year information have been made to reflect current management's belief and available information. Due to the net losses in such years, this change has no impact on earnings per share. To date, 24,000 options have been exercised under the 1992 Stock Option Plan.

    The following summarizes the activity under the 1994 Plan:

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options-
   Outstanding at beginning of year                    37,500                    37,500                   17,500
   Granted                                               -                         -                      37,500
   Exercised                                             -                         -                        -
   Expired/Canceled                                      -                         -                     (17,500)
   Outstanding at end of year                          37,500                    37,500                   37,500

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                    $2.375                    $2.375              $6.125 - 7.3125
   Granted                                               -                         -                      $2.375
   Options exercisable at end of year                  37,500                    37,500                   37,500
   Exercisable option price ranges                     $2.375                    $2.375                   $2.375
   Options available for grant at end of year         112,500                   112,500                  112,500

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

The following summarizes the activity under the 1997 Plan:

                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Options-
   Outstanding at beginning of year                   654,049                   253,583                  -
   Granted                                            172,500                   400,966               253,583
   Exercised                                             -                         -                     -
   Expired/Canceled                                  (160,833)                   (500)                   -
   Outstanding at end of year                         665,716                   654,049               253,583

                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Option price share ranges
   Outstanding at beginning of year                $.610 - 1.875            $1.5625 - 1.875              -
   Granted                                         $.156 - 1.200              $0.61 - 1.02         $1.5625 -1.875
   Options exercisable at end of year                 590,716                   654,049               253,583
   Exercisable option price ranges                 $.156 - 1.875             $0.61 - 1.875        $1.5625 - 1.875
   Options available for grant at end of year         334,284                   345,951               746,417

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

    The following summarizes the activity under the Independent Plan:


                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Options-
   Outstanding at beginning of year                    45,000                   332,500                  245,000
   Granted                                               -                         -                     237,500
   Exercised                                             -                         -                        -
   Expired/Canceled                                      -                     (287,500)                (150,000)
   Outstanding at end of year                          45,000                    45,000                  332,500

                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Options price share ranges
   Outstanding at beginning of year                 $1.25 - 5.25             $ 1.25 - 5.25            $ 0.75 - 5.25
   Granted                                               -                         -                  $1.25 - 2.375
   Options exercisable at end of year                  45,000                    45,000                  332,500
   Exercisable option price ranges                  $1.25 - 5.25             $1.25 - $5.25             $0.75 - 5.25

         The terms of these grants include: (a) As part of a mutual release and settlement agreement with a former director, Steven N. Brody, the Company set forth an option to purchase 40,000 shares of Common Stock in exchange for other compensation and consideration which resulted in the cancellation of 25,000 previously issued options; (b) substantially all of the remaining options have been cancelled or expired.

Stock Warrants

         Since the Company's initial public offering of Common Stock in 1993, the Company had numerous occasions to issue warrants to underwriters, their lenders and other organizations.

         On June 9, 1997, the Company issued 100,000 warrants to Commonwealth Associates for the purchase of its Common Stock at $2.55 per share as compensation for advisory services. The Company also reset the exercise price of the 70,000 warrants issued on May 18, 1995 to Commonwealth Associates and 17,500 warrants to Andres V. Bello to $2.55 per share. The fair value of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $185,000 and $161,875, respectively. In addition, on July 23, 1997, the Company issued 25,000 warrants to Stephen Booke and Gerald Amato, both of Booke & Company, for investor relations consulting services. The fair value for each of these warrants on the grant date based upon a Black-Scholes model calculation was approximately $47,000. In connection with the refinancing of the Company's senior debt, effective September 30, 1999, the Company re-priced 240,000 warrants to Cerberus Capital Management, LLC, at $0.25 per share. The expiration date of these warrants is January 1, 2003. The fair market value of these warrants on the grant date, based on a Black-Scholes model calculation, was approximately $64,970.

  The following summarizes the Company's warrant activity:

                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrants-
Outstanding at beginning of year                565,000                    843,500                     693,500
Granted                                            -                          -                        237,500
Exercised                                          -                          -                           -
Expired/Canceled                                   -                      (278,500)                   (87,500)
Outstanding at end of year                      565,000                    565,000                     843,500

                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrant price per share ranges
Outstanding at beginning of year             $2.55 - 8.29                $2.55 - 8.29               $5.50 - 6.29
Granted during the year                          $ .25                        -                         $2.55
Warrants exercisable at end of year             565,000                    565,000                     843,500
Exercisable warrant price ranges              $.25 - 8.29                $2.55 - 8.29               $2.55 - 8.29

14.  INCOME TAXES:

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                       Year Ended December 31,
                                 1999          1998           1997
                                 ----          ----           ----
Current:
     Federal                    $  --         $(272)        $  (770)
     State                         --            --              --
Deferred:
     Federal                      102           734          (1,461)
     State                         19          (316)           (150)
     Valuation allowance         (135)         (512)          1,611
                                -----         -----         -------
                                $ (14)        $(366)        $  (770)
                                =====         =====         =======

The reconciliation between income taxes computed by applying the statutory U.S. federal income tax rate to the loss before income taxes and the actual expense/(benefit) for income taxes is as follows (in thousands):

                                                                     Year Ended December 31,
                                                              1999         1998            1997
                                                              ----         ----            ----
Income tax at U.S. federal statutory rate                    $ (74)        $ 163         $(2,115)
State income taxes, net of federal income tax benefit            8          (208)           (150)
Permanent differences                                          187           191            (117)
Valuation allowance                                           (135)         (512)          1,612
                                                             -----         -----         -------
                                                             $ (14)        $(366)        $  (770)
                                                             =====         =====         =======

         The Company had $9,630,000 in deferred tax assets at December 31, 1999, due primarily to timing differences resulting from provisions for doubtful accounts receivable, net book value of fixed and intangible assets, certain reserves and net operating loss carryforwards. The Company had approximately $13,600,000 of federal net operating losses and approximately $23,900,000 of state net operating losses at December 31, 1999, which expire in varying amounts between 2005 and 2018. The Company also has an AMT credit of $13,000 that does not expire.

         A valuation allowance has been recorded to reduce net deferred tax assets to zero because the Company believes, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

15.  EMPLOYMENT AGREEMENTS:

         On April 30, 1996, one of the former owners of an acquired business terminated her employment agreement with the Company due to a change in control clause in the employee's contract. A new contract was negotiated with the same salary; however, the new agreement ended approximately six months prior to the initial contract. The Company and this employee later agreed to terminate this employee's contract as a result of operational difficulties. This matter was settled in 1999 and as of December 31, 1999, the Company has recorded a liability of $35,000 to be paid in scheduled periodic payments in the year 2000.

         In July 1997, the Company's former President, who was also one of the Board members removed by the Consent Solicitation, was terminated. The Company was involved in a dispute with this former employee which was settled in 1999. (See Note 19)

         The Company has entered into employment agreements, expiring from 2000 through 2004, with certain of its officers and other key employees. The minimum annual payments required under these agreements are as follows (dollars in thousands):

                              2000            $1,040
                              2001               623
                              2002               561
                              2003               471
                              2004               485
                                              ------
                              Total           $3,180
                                              ======

         Included in the above figures are employment agreement obligations to facility directors who have also provided working capital funds to the Company as discussed in Note 16. The employment agreements for these employees do not have a fixed termination date. As such, the payments to those individuals of approximately $500,000 annually will continue indefinitely beyond 2004.

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

16.  CONTRACTUAL OBLIGATIONS TO EMPLOYEES:

         Prior to the acquisition of Keystone, certain former partners of Keystone and clinicians executed employment agreements with Keystone. These contracts required the employees to provide funds to Keystone as part of their incentive compensation arrangements. In return these employees received incentive compensation equivalent to 25% of the net income for their facilities for each month. As of December 31, 1999 and 1998, the balance of the funds provided to Keystone was $346,315 and $349,190, respectively.

         As provided for within these agreements, the change in controlling interest in Keystone enables these employees to terminate the contracts and be entitled to either the funds they provided to Keystone or two times the most recent twelve months of pre-commission net income of the facility that they operate. During 1997, six of these employees exercised their buyout option resulting in an obligation of $904,312. Four of these employees were paid in full in 1997, with a remaining unpaid liability of $237,000 as of December 31, 1997, which was paid pursuant to payment schedules arranged with the remaining two employees. As of December 31, 1999 and 1998, the calculated maximum amounts due to the remaining employees under these agreements, including the $237,000 discussed above, is $709,227 and $914,979, respectively. (See Note 12)

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999, 1998 and 1997, are as follows (dollars in thousands):

                                        1999                        1998                          1997
                                        ----                        ----                          ----
                                Carrying     Fair           Carrying       Fair          Carrying        Fair
                                Amount       Value          Amount         Value         Amount          Value
                                ------       -----          -----          -----         ------          -----
Cash and cash
  equivalents                  $   755    $   755          $   901        $   901       $   657         $   657
Long-term debt, including
  current portion              $19,257    $19,257          $19,549        $19,549       $19,786         $19,786


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


18.  SIGNIFICANT CUSTOMERS:

         Although net patient service revenue is generated by performing procedures or services for the ultimate patients, who are referred for care through their physician, the Company receives most of its revenues through payments made by certain governmental programs, private insurers such as Blue Cross and Blue Shield of Western Pennsylvania and others. Additionally, the Company receives management fees for certain entities for which it performs certain management services.

19.  COMMITMENTS AND CONTINGENCIES:

         David D. Watson, former President of the Company, has made claims against the Company in excess of $500,000 in relation to an Employment Agreement and Note. See Notes 3 and 15. During 1999 a settlement of these claims has been reached. As of December 31, 1999, the Company has recorded a settlement obligation to Mr. Watson of $163,548 which is to be paid through scheduled periodic payments subject to certain restrictions on the senior debt agreement.

20.  LITIGATION:

         In the ordinary course of business, the Company may be subject to claims and legal actions, from time to time, by patients and others. The Company does not believe that any such pending actions, if adversely decided, would have a material adverse effect on its financial condition.

         In November, 1997, a comprehensive settlement of a number of shareholder lawsuits filed in 1996 and consolidated into one action in federal court in the Western District of Pennsylvania (Butler v. Northstar, No. 96-701 W.D. Pa) was given approval by the court. The lawsuit alleged violations of federal securities laws by the Company and certain of its former officers and directors, and an alleged scheme to disseminate false and misleading information regarding the Company. In December 1997, with no party having appealed the order approving the settlement, the decision became final. The settlement agreement which was approved by the court, created a settlement fund of $6.45 million, of which $5.75 million, less expenses and legal counsel fees was paid in 1999 to those Northstar shareholders who submitted proofs of claim and which the court approves as valid claims. The Company contributed $100,000 to the $6.45 million settlement fund; the insurer on the Company's directors and officers' liability policy contributed the $1.0 million limits of coverage of that policy; and the $5.35 million balance in the fund was contributed by other defendants.

         In September 1996, the Company filed an action in federal court in Pittsburgh, seeking to recover damages from Northstar's former Chief Executive Officer and various Northstar related-parties and others. (Northstar v. DeSimone, C.A. No. 96-1695, W.D. Pa.). Since then, in connection with the settlement of the Butler class action, Northstar has settled its claims against its former Chief Executive Officer for the sum of $600,000 which was then contributed to the settlement fund created in the Butler action. Subsequently, Northstar has also agreed to settle its claims against another related-party and his affiliated companies (the Bergman defendants). Northstar's claims against the two remaining sets of defendants (the Shields and Horoszko defendants) were settled in 1999.

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

         In January 1997, the Justice Department initiated an action against Samuel Armfield, III, M.D. for claims amounting to $300,000 in connection with Dr. Armfield's Medicare billings. Although such claims could be trebled if Dr. Armfield is convicted, the Company believes that its exposure, through its dealings with Vascusonics, would aggregate $50,000 to $100,000. In addition, the Company has recourse against Dr. Armfield for any amounts assessed against the Company, which the Company plans to aggressively pursue, if necessary. A payment of $30,000 was made to Dr. Armfield in March of 2000 in settlement of all other claims and counter claims.

         In 1998, Robert J. Smallacombe, a former director, consultant and employee of the Company filed a Writ of Summons against the Company and other related parties. Mr. Smallacombe in May 1997. (See Note 15.) Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against these claims. No action was taken against the Company in 1999 related to this matter.

         In 1998, Nicholas P. Horoszko, a named defendant in the lawsuit filed by the Company in September 1996 described above, filed a demand for arbitration against the Company for alleged breach of contract. This matter was settled in 1999.

21.  SUBSEQUENT EVENT:

         On March 15, 2000, the Company signed a definitive agreement to become a wholly owned subsidiary of Benchmark Medical, Inc. of Malvern, PA. Benchmark is a newly formed, privately held company funded by Wind Point Partners, a private equity investment firm based in Chicago, IL.

         The agreement calls for Benchmark to acquire all of the outstanding shares and certain options and warrants of Northstar stock at $1.50 per share. The options and warrants are triggered upon the occurrence of specified events set forth in the option and warrant agreements.

         The total consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the company. The transaction is subject to certain closing conditions including expiration of the Hart-Scott Rodino waiting period. The transaction is expected to close during the second calendar quarter of this current year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


         To Northstar Health Services, Inc.:

                  We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Northstar Health Services, Inc.'s Form 10-K, and have issued our report thereon dated March 9, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in Item 14(a) of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                Arthur Andersen LLP

         Pittsburgh, Pennsylvania
             March 9, 2000

                                                                     Schedule II

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                Balance at      Charged to                                            Balance at
                               Beginning of     Costs and                  Deductions from              End of
                                  Period         Expenses     Recoveries      Reserve (1)     Other     Period
                               ------------     -----------   ----------   ----------------   -----   ----------
Year ended December 31,
  1997 - Allowance for
  doubtful accounts              $2,015           2,024           -            (2,698)          -       $1,341

Year ended December 31,
  1998 - Allowance for
  doubtful accounts              $1,341             343           -            (1,187)          -       $  497

Year ended December 31,
  1999 - Allowance for
  doubtful accounts              $  497             403           -              (494)          -       $  406

(1)  Represents uncollected accounts charged against the allowance account.