Form 10-Q
period 2000-03-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-05-11
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

             CLASS                                OUTSTANDING AS OF May 5, 2000
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                      5,975,424

Transitional Small Business Disclosure Format (Check one):

                           YES ____          NO __X__

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES


INDEX                                                                          PAGE
-----                                                                          ----
Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999                              1

         Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2000 and 1999                3

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2000 and 1999                4

         Notes to Condensed Consolidated Financial Statements                   5

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                               8

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                        10

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                                 10

    Item 2. - Changes in Securities and Use of Proceeds                         10

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                A S S E T S                         March 31,       December 31,
                                -----------                            2000             1999
                                                                   -----------      ------------
                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                        $   405          $   755
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 313 and $ 406 respectively                                4,420            4,138
       Management fees                                                     5               13
       Miscellaneous                                                     122              156
    Prepaid expenses and other current assets                            271              113
                                                                     -------          -------
    Total current assets                                               5,223            5,175
                                                                     -------          -------

PROPERTY AND EQUIPMENT, net                                            1,352            1,414

INTANGIBLE ASSETS, net (Note 2)                                       19,273           19,477

OTHER ASSETS                                                             108              112
                                                                     -------          -------

TOTAL ASSETS                                                         $25,956          $26,178
                                                                     =======          =======

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,       December 31,
                                ------------------------------------                2000             1999
                                                                                 -----------      ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                 $ 12,749           $ 13,802
       Thomas Zaucha and Zaucha Family Limited Partnership                            5,005              4,989
       Other debt                                                                       103                 87
    Accounts payable                                                                    498                591
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                            9,757              9,827
       Other Obligations                                                              1,884              1,913
    Contractual obligations to employees                                                758                709
                                                                                   --------           --------

              Total current liabilities                                              30,754             31,918
                                                                                   --------           --------

LONG-TERM DEBT (Note 3)                                                                 259                306
                                                                                   --------           --------

MINORITY INTEREST                                                                       312                220
                                                                                   --------           --------

              Total liabilities                                                      31,325             32,444
                                                                                   --------           --------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                           --                 --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at March 31, 2000 and December 31, 1999                   63                 63
    Additional paid-in capital                                                       22,642             22,642
    Warrants outstanding                                                              1,487              1,487
    Retained deficit                                                                (29,108)           (30,005)
    Less:  Treasury stock, 362,564 shares in 2000 and 1999, at cost                    (453)              (453)
                                                                                   --------           --------

              Total stockholders' equity/(deficit)                                   (5,369)            (6,266)
                                                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 25,956           $ 26,178
                                                                                   ========           ========





   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                        2000                  1999
                                                                       ------                ------
REVENUE:
   Net patient service revenue                                         $7,886                $6,660
   Management fee revenue                                                  11                   323
                                                                       ------                ------
       Total revenue                                                    7,897                 6,983

COSTS OF SERVICE                                                        3,259                 3,069
                                                                       ------                ------
       Gross profit                                                     4,638                 3,914

OPERATING EXPENSES:
    Selling, general and administrative expenses                        2,716                 2,477
    Bad debt expense                                                      (15)                  108
    Amortization of intangibles                                           204                   228
    Depreciation and amortization                                          93                   138
    Management fee expenses                                                --                   309
                                                                       ------                ------
       Total operating expenses                                         2,998                 3,260
                                                                       ------                ------

OPERATING INCOME                                                        1,640                   654

NON-OPERATING EXPENSES:
    Interest expense, net                                                 497                   503
    Other expense, net                                                     (1)                   (2)
                                                                       ------                ------

                  Total non-operating  expenses                           496                   501
                                                                       ------                ------

INCOME BEFORE INCOME TAXES                                              1,144                   153

INCOME TAX PROVISION (CREDIT)                                              20                   (14)
                                                                       ------                ------

INCOME BEFORE  MINORITY INTEREST                                        1,124                   167

MINORITY INTEREST                                                         227                    91
                                                                       ------                ------

NET INCOME                                                             $  897                $   76
                                                                       ======                ======

NET INCOME PER SHARE - BASIC                                           $ 0.15                $ 0.01
                                                                       ======                ======

NET INCOME PER SHARE - DILUTED                                         $ 0.15                $ 0.01
                                                                       ======                ======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            5,975,424             5,975,424
                                                                    =========             =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                    6,177,955             6,065,801
                                                                    =========             =========


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)

                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    2000                1999
                                                                                  -------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $   897              $   76
    Adjustments to reconcile net income to net cash provided by  operating activities-
    Depreciation and amortization                                                     405                 551
    Provision for doubtful accounts                                                   (15)                108
    Interest on discounted obligation                                                  19                  38
    Provision for increase(decrease) in contractual obligations to
       employees                                                                       57                 (50)
    Minority interest                                                                 227                  91
    Change in current assets and liabilities-
    (Increase)/Decrease in receivables                                               (224)                220
    (Increase)/Decrease in other current assets                                      (158)                245
    (Decrease)/Increase in accounts payable                                           (92)                 19
    (Decrease) in accrued expenses                                                    (99)                (38)
                                                                                  -------              ------
                  Net cash provided by operating activities                         1,017               1,260
                                                                                  -------              ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                    --                   1
    Capital expenditures                                                              (99)               (172)
    Deposits, loans and investments                                                     4                 (18)
                                                                                  -------              ------
                  Net cash used in investing activities                               (95)               (189)
                                                                                  -------              ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                               (1,127)               (164)
    Distributions to minority interests                                              (136)                (66)
    Payments of contractual obligations to employees                                   (9)                (33)
                                                                                  -------              ------
                  Net cash used in financing activities                            (1,272)               (263)
                                                                                  -------              ------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                     (350)                808

CASH AND CASH EQUIVALENTS, beginning balance                                          755                 901
                                                                                  -------              ------

CASH AND CASH EQUIVALENTS, ending balance                                         $   405              $1,709
                                                                                  =======              ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                 $   542              $  445
    Income taxes paid/(refunded)                                                       20                 (14)



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

These condensed consolidated financial statements of Northstar Health Services, Inc. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

Management Fees

The Company previously managed a business on a contract basis that provided mobile diagnostic services. In conjunction with this contract, the Company received compensation in the form of a monthly management fee. This fee was equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The Company's mobile diagnostic services business was terminated on August 13, 1999.

Earnings Per Common Share

Earnings per share for the three months ended March 31, 2000 and 1999 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 2,500 shares of the Company's common stock have been granted and no options have been exercised for the three month period ended March 31, 2000.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 31, 2000 and 1999 (dollars in thousands):

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                           2000                       1999
                                                           ----                       ----
         Basic earnings per share:
            Net income                                       $ 897                     $  76
            Average shares outstanding                   5,975,424                 5,975,424
            Income per share                                 $0.15                     $0.01
         Diluted earnings per share:
            Net income                                       $ 897                     $  76
            Average shares outstanding                   5,975,424                 5,975,424
            Stock options                                  202,531                    90,377
                                                        ------------------------------------
            Diluted average shares outstanding           6,177,955                 6,065,801
            Income per share                                 $0.15                     $0.01

For the three month periods ended March 31, 2000 and 1999, options to purchase 959,719 and 580,800 and warrants to purchase 454,953 and 565,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' and warrants' exercise prices were greater than the average market price of the Company's common shares for the periods. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zaucha's in connection with the Keystone merger. See Note 5. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                    ---------         ------------
     Excess of cost over net assets acquired (40 years)                              $19,144            $19,144
     Employment agreements (2 to 7 1/2 years)                                            625                625
     Keystone tradename (20 years)                                                     2,500              2,500
     Covenant not to compete (5 years)                                                    --                 53
     Assembled Keystone workforce (5 years)                                              400                400
     Deferred financing and other costs (5 years)                                         --                754
                                                                                     -------            -------

     Gross intangible assets                                                          22,669             23,476

     Less- accumulated amortization                                                   (3,396)            (3,999)
                                                                                     -------            -------

     Net intangible assets                                                           $19,273            $19,477
                                                                                     =======            =======


3. DEBT:

Debt consists of the following (dollars in thousands):

                                                                                    March 31,         December 31,
                                                                                      2000                1999
                                                                                    ---------         ------------
     Amended and Restated Credit Agreement with two Senior Lenders                   $ 12,749           $ 13,802
     Non-interest bearing term notes to Thomas Zaucha and the
          Zaucha Family Limited Partnership                                             2,625              2,625
     Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership              2,400              2,400
     Capital lease obligations with interest rates ranging from 9% to 15.6%               147                192
     Other debt                                                                           353                380
                                                                                     --------           --------

     Total long-term debt                                                              18,274             19,399

          Less:
              Current portion                                                         (17,857)           (18,878)
              Debt discount                                                              (158)              (215)
                                                                                     --------           --------

     Long-term debt                                                                  $    259           $    306
                                                                                     ========           ========


During the first quarter of 2000, the Company's weighted average interest rate was 9.8%.

On September 30, 1999, the Company restructured its credit facility with its Senior Lender, Cerberus Capital Management, LLC, pursuant to an Amended and Restated Credit Agreement (the "Restated Credit Agreement"). As a result, the Company is no longer in default of its obligations to its Senior Lender. The restructured credit facility is due and payable in monthly installments with a final payment of all remaining obligations due on or before December 31, 2000. Please refer to the Liquidity and Capital Resources section of Item 2 for further discussion.

4. RELATED-PARTY TRANSACTIONS:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, Chairman and CEO of the Company, and the Zaucha Family Limited Partnership, have debt and other amounts due directly to them of $3,919,500 and $1,105,500, respectively, as of March 31, 2000. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership have other amounts due directly to them of $7,733,000 and $2,024,000, respectively, as of March 31, 2000.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through March 31, 2000, the Company has incurred an expense of $122,465 related to rent due on these spaces.

5. COMMITMENTS AND CONTINGENCIES:

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

The Company presently does not have sufficient cash to meet its obligations under this guarantee. This amount is recorded as a liability in accrued expenses. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate. The Company has not issued any shares of Common Stock to Mr. Zaucha to satisfy this obligation.

Other

David D. Watson, former President of the Company has made claims against the Company in relation to an Employment Agreement and Note. In 1999, a settlement was reached between the Company and David D. Watson.

6. MERGER AGREEMENT

On March 15, 2000, the Company signed an Agreement and Plan of Merger by and among the Company, Benchmark Medical, Inc., a privately held Delaware corporation ("BMI"), and Northstar Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of BMI ("NAC"), providing for the merger of NAC with and into the Company with the Company being the surviving corporation (the "Merger"), and pursuant to which each outstanding share of the Company's common stock will be converted into the right to receive $1.50 in cash, without interest, at the effect time of the Merger. The total consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the company. The transaction is subject to certain closing conditions including expiration of the Hart-Scott Rodino waiting period. The transaction is expected to close during the second calendar quarter of this current year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Information Relating to Forward-Looking Statements

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; defaults in borrowing arrangements, defaults in bank financing, including an inability to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on the NASDAQ National Market System or listed on a stock exchange; and the uncertainties surrounding the healthcare industry in general.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Total revenue

During the first quarter of 2000, the Company's total revenues increased by $914,000, or 13.1%, from $6,983,000 for the first quarter of 1999 to $7,897,000 for the first quarter of 2000. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $519,000. Net patient service revenue from continuing operations increased by $853,000 as a result of better weather conditions experienced in January 2000 than in January 1999 and improved market penetration. Partially offsetting these increases was a decrease in revenue of approximately $146,000 as the result of the closure or termination of certain clinics and contracts and a decline in management fee revenues of approximately $312,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999.

Costs of service and Gross profit

Costs of service increased $190,000 from $3,069,000 for the first quarter of 1999 to $3,259,000 for 2000, or 6.2% reflecting the increase in volume noted above. As a percentage of net patient service revenue, costs of service decreased from 46.1% in the first quarter of 1999 to 41.3% in the first quarter of 2000 due to the impact of ongoing cost reduction programs. As a result of these factors, and the closing of the mobile diagnostic business in August 1999, gross profit increased $724,000, from $3,914,000 (56.1% of total revenue) for the first quarter of 1999 to $4,638,000 (58.7% of total revenue) for 2000.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first quarter increased $239,000 from $2,477,000 in 1999 to $2,716,000 in 2000. The 9.6%
increase is mainly due to increased lease costs and additional leases for new facilities. Additional costs for more frequent Board of Directors meetings and certain other costs also impacted SG&A expense.

Bad debt expense

The Company incurred a net bad debt credit of $15,000 during the first quarter of 2000 versus $108,000 charge or approximately 1.6% of net patient revenue during the first quarter of 1999. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 1.0% and 2.9%, respectively, in the first quarter of 2000 and 1999.

Interest and other non-operating expenses

Interest expenses were $497,000 for the first quarter of 2000 compared to $503,000 for 1999. This decrease can be attributed to a reduction in the principal balance for the senior debt offset somewhat by increases in the effective interest rate.

Income taxes

The Company has recorded a tax provision of $20,000 during the first quarter of 2000 and none in 1999. As a result of the losses experienced in 1999 and prior years, the Company anticipates that substantially all taxable income in 2000 will be offset by tax loss carryforwards.

Net income

The net income for the first quarter of 2000 was $897,000 compared to $76,000 for the same period in 1999. This significant increase in profitability is due to improved net operating volume resulting, in part, from the elimination of unprofitable operations of the Mobile Diagnostic service business which was closed in 1999.

Liquidity and Capital Resources

On September 30, 1999, the Company restructured its credit facility with its Senior Lender, Cerberus Capital Management, LLC, pursuant to the Restated Credit Agreement. As a result, the Company is no longer in default of its obligations to its Senior Lender. The restructured credit facility is due and payable in monthly installments with a final payment of all remaining obligations due on or before December 31, 2000.

During the three months ended March 31, 2000, $1,017,000 versus $1,260,000 of net cash was provided by operating activities during the first three months of 1999 primarily due to increased net income offset by increases in accounts receivables related to increased revenue and an increase in prepaid and other current assets and a decrease in accounts payable during the period. The net cash used in investing activities decreased from $189,000 in the first three months of 1999 to $95,000 in the first three months of 2000 resulting primarily from a decrease in capital expenditures.

During the first three months of 1999, the Company made debt principal payments of $164,000 which primarily were scheduled debt and lease payments other than to the Senior Lender, as well as, payments on debt to former owners and managers of the Company. This amount increased to $1,127,000 for the first three months of 2000 due to principal payments made to the Senior Lender in accordance with the Amended and Restated Credit Agreement. In addition, during the three months of 2000, the Company paid approximately $136,000 to minority interest holders in companies controlled by Northstar and $9,000 under contractual obligations with certain employees. During the first three months of 1999 and 2000, the Company made no additional material borrowings under any debt arrangements.

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

In response to these developments, the Company continues to focus its efforts on improving the performance of its core physical therapy and rehabilitation businesses. During the third quarter of 1999, the Company negotiated the sale of its Penn Vascusonics mobile diagnostic business, which had been unprofitable. The Company is also continuing to review all expenses in an effort to reduce costs wherever possible, and to seek additional sources of revenues. The Company's Chairman continues to indicate that he will not demand immediate reimbursement of all amounts currently due to him and his family partnership.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments

The Company currently does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing its interest rate risk or for any other purpose.

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On or about February 18,1998, Robert J. Smallacombe, a former director, employee and consultant of the Company commenced on action by filing a Praecipe Writ of Summons against the Company, Mr. Zaucha and other related parties. Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against any claims bought by Mr. Smallacombe. On March 17, 2000, Mr. Zaucha filed a petition with the Court seeking the dismissal of the action because of Mr. Smallacombe's failure to prosecute same. On or about March 29, 2000, Mr. Smallacombe filed a complaint, alleging breach of contract and defamation, and seeking compensatory and punitive damages. On March 31,2000, the court of Common Pleas of Westmoreland County, Pennsylvania, entered a stay of the action pending the resolution of Mr. Zaucha's petition seeking dismissal of the case.

Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has experienced a loss for fiscal year 1999 and a profit for the first quarter of 2000, the Company has not had surplus during the past fiscal year and does not have surplus during the first quarter of fiscal year 2000, and therefore, the Company does not plan to declare and pay dividends on its Common Stock.

In addition, the Company is prohibited from declaring any dividend, other than dividends payable solely in common stock, on any shares of any class of stock under the terms of the Restated Credit Agreement with its Senior Lender.

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

10.2 Amended and Restated Credit Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.3 Amended and Restated Promissory Note: Cerberus Capital Management, LLC, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.4 Amended and Restated Promissory Note: Bear Stearns & Co., filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated
         November 12, 1999, is incorporated by reference.

10.5 Amended and Restated Company Security Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.6 Amended and Restated Subsidiaries Guaranty, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.7 Amended and Restated Company Pledge Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.8 Amended and Restated Subsidiaries Stock Pledge Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated
         November 12, 1999, is incorporated by reference.

10.9 Amended and Restated Subsidiaries Security Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.10 Zaucha Subordination Agreement, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.11 Zaucha Payment Letter, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

10.12 Warrant to Purchase Shares of Common Stock, filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 1999, is incorporated by reference.

27       Financial Data Schedule

(b)      Reports on Form 8-K

99       Form 8-K, dated March 6, 2000, Item 5 "Other Events" reported.

99       Form 8-K, dated March 20, 2000, Item 5 "Other Events" reported.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By:/s/ Thomas W. Zaucha
   --------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2000


By:/s/ James R. Martin
   -------------------
James R. Martin
Executive Vice President and Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)
Date: May 11, 2000