Form 10-K/A
period 1999-12-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-08-10
CIK 896880

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the Transition Period From __________ to __________

                         COMMISSION FILE NUMBER 0-21752

                         NORTHSTAR HEALTH SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       25-1697152
---------------------------------                      -------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA                15701
----------------------------------------------              ---------
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (724) 349-7500

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                   ------

                                                      Name of each exchange
         Title of each class                           on which registered
         --------------------                         ---------------------
   Common Stock-Par Value $.01 Per Share                         *

   * Due to circumstances described herein, the Common Stock was delisted on May 31, 1996 and is currently quoted on the Over the Counter Bulletin Board.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as of March 20, 2000 is set forth below:
                                       Aggregate Market Value of the Voting
         Class of Stock                    Stock held by Non-Affiliates
         ----------------              ------------------------------------
Common Stock, $.01 par value                          $6,722,352

The number of shares of Common Stock outstanding at March 20, 2000: 5,975,424

DOCUMENTS INCORPORATED BY REFERENCE:        PART OF FORM 10-K/A INTO WHICH
            None                            THIS DOCUMENT IS INCORPORATED:


================================================================================

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

         The following summarizes the activity for fiscal years 1999, 1998, 1997, 1996 and 1995 (dollars in thousands, except share data):

                                                               As of December 31,
                              -----------------------------------------------------------------------------------
                              Restated          Restated           Restated
                              --------          --------           --------            -------            -------
BALANCE SHEET DATA:             1999              1998               1997               1996                1995
                              --------          --------           --------            -------            -------
Current Assets                 $ 4,930           $ 6,349            $ 7,098            $ 9,446            $14,603
Intangible Assets, net          19,477            19,811             19,221             21,132             23,947
Total Assets                    26,027            28,602             29,413             34,542             43,355
Current Liabilities             31,916            33,588             29,117             26,265             26,584
Long Term Debt                     306             1,051              2,039              4,901              6,288
Total Liabilities               32,293            34,694             31,212             31,350             32,988
Total Stockholders'
  (Deficit)/Equity              (6,266)           (6,092)            (1,799)             3,192             10,367

                                                      Twelve Months Ended December 31,
                              ------------------------------------------------------------------------------------
                              Restated          Restated           Restated           Restated
                              --------         ----------         ----------         ----------         ----------
INCOME STATEMENT DATA           1999              1998               1997               1996               1995
                              --------         ----------         ----------         ----------         ----------
Net Revenue                     26,622         $   30,664         $   31,655         $   37,872         $   15,771
Gross Profit                    14,145             15,522             14,331             19,083              5,131
Operating Income/(Loss)          1,946              1,764             (4,045)            (7,133)(A)        (11,962)
Non-Operating Expenses           1,934              1,481              2,228              2,226              1,041
Extraordinary Loss                  --                 --                 --                 --               (274)
Net Income/(Loss)                 (217)               401             (5,613)           (10,124)(A)        (13,101)
Net Income/(Loss)per Share
  (Basic and Diluted)            (0.04)              0.07              (0.95)             (1.63)(A)          (3.28)
Weighted Average Number
   of Common Shares          5,975,424          5,975,424          5,880,501          6,216,840          3,996,147
Cash Dividends
  Per Common Share                  --                 --                 --                 --                 --


(A) The 1996 restatement of $1,177,000 relates to a PVL charge originally recorded as a disproportionate dividend in Equity that has been corrected to be recorded as additional compensation expense.

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

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority interest in partnerships and joint venture arrangements only for the period subsequent to their acquisition. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method of accounting for entities that it does not have majority ownership in.

         The financial statements for the years ended December 31, 1997, 1998 and 1999 have been restated to correct an error in recording the Company's 49% ownership interest in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net Income or Shareholders' Equity of the Company.

         Management fee operating expenses have also been restated for better presentation with no effect on operating or net income. Management fee expenses had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses.

         The Company has recorded impairment charges during the three years ended December 31, 1999. These charges have been restated and shown on a separate line item in Operating Expenses. In 1997 and 1998, $707,000 and $837,000, respectively, have been reclassified from Restructuring and other non-recurring items to the restated Asset Impairment Charges line item. In 1999, $938,000 was reclassified to this account with $9,000 from Restructuring and other non-recurring items, $595,000 from Amortization of intangibles and $334,000 from Other (income)/expense, net in Non-Operating Expenses. See Note 3 for a discussion of the nature of the items making up these charges. These accounts were restated to more properly present the total impairment charges incurred during the periods presented.

         The total of all restatements had no effect on net income/loss for any of the years presented. However, total revenue decreased by $1,245,000, $1,217,000 and $951,000 for the years 1999, 1998 and 1997, respectively. Total operating expenses decreased by $535,000, $1,122,000 and $1,758,000 for the same periods. Operating income and non-operating income for 1999 and 1998 decreased by $631,000 and $386,000, respectively. The 1997 operating loss increased by $104,000. As a result of the restatements non-operating expenses decreased by $480,000, $189,000 and $51,000 in 1999, 1998 and 1997, respectively. Income before income taxes in 1999 and 1998 decreased by $151,000 and $197,000, respectively. Minority interest increased by the same amount for the respective periods resulting in no effect on net income.

         The 1997 Loss before income taxes increased by $53,000 and minority interest decreased by the same amount resulting in no effect on net income.

                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1999
                                        1999            1999            1999
(In thousands)                         AS FILED      RESTATEMENTS     RESTATED
TOTAL REVENUE                           27,867         (1,245)         26,622

GROSS PROFIT                            15,311         (1,166)         14,145

TOTAL OPERATING EXPENSES                12,734           (535)         12,199

OPERATING INCOME                         2,577           (631)          1,946

TOTAL NON-OPERATING EXPENSES             2,414           (480)          1,934

INCOME BEFORE MINORITY INTEREST            177           (151)             26

MINORITY INTEREST                          394           (151)            243

NET (LOSS)                                (217)            --            (217)


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1998
                                          1998           1998           1998
(In thousands)                          AS FILED      RESTATEMENTS    RESTATED
TOTAL REVENUE                            31,881         (1,217)         30,664

GROSS PROFIT                             17,030         (1,508)         15,522

TOTAL OPERATING EXPENSES                 14,880         (1,122)         13,758

OPERATING INCOME                          2,150           (386)          1,764

TOTAL NON-OPERATING EXPENSES              1,670           (189)          1,481

INCOME BEFORE MINORITY INTEREST             846           (197)            649

MINORITY INTEREST                           445           (197)            248

NET INCOME                                  401             --             401


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1997
                                         1997           1997            1997
(In thousands)                         AS FILED     RESTATEMENTS      RESTATED
TOTAL REVENUE                           32,606           (951)         31,655

GROSS PROFIT                            16,193         (1,862)         14,331

TOTAL OPERATING EXPENSES                20,134         (1,758)         18,376

OPERATING (LOSS)                        (3,941)          (104)         (4,045)

TOTAL NON-OPERATING EXPENSES             2,279            (51)          2,228

(LOSS) BEFORE MINORITY INTEREST         (5,450)           (53)         (5,503)
MINORITY INTEREST                          163            (53)            110

NET (LOSS)                              (5,613)            --          (5,613)

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

Total Revenue

         In 1999, the Company's total revenues declined by $4,042,000, or 13.2%, from $30,664,000 for 1998 to $26,622,000 for 1999. Revenues decreased approximately $2,830,000 as the result of the closure or termination of certain clinics and contracts, and the termination of diagnostic services. A decline in management fee revenues of approximately $706,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $912,000. Net patient service revenue from continuing operating units decreased by $594,000. However, this was more than offset from charges related to Medicare 1996-1998 Audit adjustments of $995,000. No significant future audit adjustments are expected, as Medicare began paying for services on a fixed fee basis effective January 1, 1999. Revenues from joint venture operations in nuclear imaging services decreased approximately $824,000.

Costs of Service and Gross Profit

         Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services continue to be reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $2,665,000 from $15,142,000 in 1998 to $12,477,000 in 1999, or 17.6%. As a percentage of net patient service revenue, costs of service decreased from 52% in 1998 to 48.4% in 1999. As a result of the decrease in net patient service revenue in 1999, gross profit decreased $1,377,000, from $15,522,000 in 1998 to $14,145,000 in 1999. As a percentage of total revenue, gross profit increased, from 50.6% of revenue in 1998 to 53.1% in 1999.

Selling, General and Administrative (SG&A) Expense

         Total SG&A expenses for the year declined $1,403,000 from $10,752,000 in 1998 to $9,349,000 in 1999. Included in this net decrease was a reduction of administrative and clerical salaries of $725,000. In addition, favorable legal settlements increased by $272,000 from 1998 to 1999. The net decrease in SG&A expense is the result of reduced expenses due to the cost reductions begun in 1998 and more fully implemented in 1999. In addition, the 1999 settlement of substantially all litigation related to the Keystone acquisition and consent solicitation issues more fully discussed in Item 13. The Company continues to be committed to reductions in overhead expenses wherever possible by evaluation of administrative expenses for necessity and value giving consideration to current operating levels and planned growth.

Bad Debt Expense

         The Company incurred bad debt expense of $342,000 or approximately 1.3% of net patient service revenue during 1999 versus $365,000 or approximately 1.3% during 1998. In 1999, bad debt expense without any recoveries of previous written-off amounts would have been 2.5% of net patient service revenue.

Restructuring and Non-Recurring Items

         During 1998, the Company continued to incur significant legal, restructuring fees and related costs from the continuing reorganization of the Company. As a result of the resolution of substantially all of these matters by the end of 1999, the expenses deemed non-recurring decreased during 1999 to $50,000 compared to $1,114,000 for 1998.

Depreciation and Amortization

         Operating expenses include amortization of intangibles arising from past acquisitions, depreciation and other deferred charges, including financing costs. Amortization of intangibles for 1999 was $880,000 a decrease of $49,000 from $929,000 in 1998. This includes a $151,000 charge for deferred financing costs for the Senior Debt that was refinanced in 1999. The Company expects that amortization of intangibles will continue to decrease in 2000 as a result of additional intangible asset write-offs that occurred during 1999 (see note below) for impaired goodwill associated with the Company's mobile diagnostic business that was closed in 1999.

Impairment Charge for PVL

         In August 1999, the Company terminated the remaining operations of its Penn Vascular Lab, P.C. (PVL) mobile diagnostics business and recorded a related charge of $929,000 in the third quarter, for goodwill and fixed asset impairment, related to the closing of this business. The amount of the charge was determined by calculating the difference between the sale proceeds of PVL with the net book value of PVL's goodwill and fixed assets. The Business was sold in October 1999.

Interest and Other Non-Operating Expenses

         Interest expense was $2,050,000 for 1999 compared to $1,934,000 for 1998. The increase can be attributed to a .5% increase in the Company's weighted average interest rate from 1998 to 1999. This was primarily due to increases in the interest rates charged by the Company's senior lender and as a result of increases in the prime rate during 1999. The Company reported net other non-operating expense of $29,000 in 1999 compared to net other non-operating income of $263,000 in 1998. The income for 1998 includes $190,000 for gains that resulted from the sale of two joint venture interests.

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

Net Income

         The Company reported a net loss for the year ended December 31, 1999 of $217,000 compared to net income of $401,000 for the same period in 1998. This decrease in profitability can be attributed primarily to costs associated with the Company's mobile diagnostic business, which was sold in 1999. These costs included 1999 operating losses of $408,000, as well as a charge for the impairment of related fixed assets and goodwill of $334,000 and $596,000, respectively. The Company also recorded charges of $995,000 related to Medicare audit adjustments for the years 1996 - 1998. These costs were partially offset by a $236,000 decrease in restructuring and other non-recurring items in 1999 as compared to 1998.

1998 COMPARED TO 1997

Total Revenue

         In 1998, the Company's total revenues declined by $991,000, or 3.1%, from $31,655,000 for 1997 to $30,664,000 for 1998. Revenues decreased approximately $2,811,000 as the result of the closure or termination of certain clinics and contracts, including $370,000 for the termination of a sub-acute contract in Illinois, and the termination of diagnostic services in Ohio. Management fee revenues related to diagnostic services decreased approximately $232,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $1,004,000. Net patient service revenue from continuing operating units increased $944,000 as a result of the Company's expanded sales and marketing efforts that contributed to an increase in the number of patient referrals in 1998 and due to a revision in the Company's fee schedule effective February 1, 1998, that positively affected net reimbursement from certain payors. Revenues from joint venture operations in nuclear imaging services increased approximately $104,000.

Costs of Service and Gross Profit

         Due to the decrease in total revenues and the continued stabilization of the Company's workforce and revenue base, subcontracted services were significantly reduced and direct labor costs declined, thereby decreasing the Company's costs of service by $2,182,000 from $17,324,000 in 1997 to $15,142,000 in 1998, or 12.6%. As a percentage of net patient service revenue, costs of service decreased from 58% in 1997 to 52% in 1998. As a result of the decrease in costs, gross profit increased $1,191,000, from $14,331,000 in 1997 to $15,522,000 in 1998. As a percentage of total revenue, gross profit also increased, from 45.3% of revenue in 1997 to 50.6% in 1998.

Selling, General and Administrative (SG&A) Expense

         Total SG&A expenses for the year declined $1,369,000 from $12,121,000 in 1997 to $10,752,000 in 1998. The expense for 1997 includes a provision of approximately $441,000 for professional fees compensated with warrants and the expense for 1998 was reduced by approximately $289,000 for the resolution of a legal matter for less than the accrual that had been previously booked. Excluding these items, selling, general and administrative expenses in 1998 decreased $12,000, or less than 1.0%. This slight decrease is the result of reduced expenses due to the cost reductions implemented in 1998 offset by increased expenses due to the expansion of corporate services in 1998 in the areas of sales, marketing, and provider relations that has contributed to the increased revenues in continuing operations.

Bad Debt Expense

         The Company incurred bad debt expense of $365,000 or approximately 1.3% of net patient service revenue during 1998 versus $1,965,000 or approximately 6.6% during 1997. The decrease in bad debt expense was accomplished through increased billing efficiency, the use of a new collection agency in 1998 that has increased the rate of bad debt recoveries, and recoveries of contract billings deemed uncollectible in prior years. The expense in 1997 included a bad debt reserve of $400,000 directly attributed to a sub-acute contract in Illinois that had been determined to be uncollectible. Without this specific reserve, bad debt expense would have been approximately 5.2% of net patient service revenue in 1997. In 1998, bad debt expense without any recoveries would have been 2.8% of net patient service revenue, which is a more likely level of bad debt expense that can be expected in the future, after the catch-up effect of the new collection procedures is fully realized and the full recovery of the contract billings that are now being paid.

Restructuring and Non-Recurring Items

         During 1998, the Company continued to incur additional legal and other professional fees resulting from the continuing reorganization of the Company and litigation both against and on behalf of the Company in various matters. As a result of the resolution of a majority of these matters by the end of 1997, the expenses deemed non-recurring decreased during 1998 to $277,000 compared to $1,871,000 for 1997.

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

Interest and Other Non-Operating Expenses

         Interest expenses were $1,934,000 for 1998 compared to $2,229,000 for 1997. The decrease can be attributed to a decrease in the Company's weighted average interest rate from 1997 to 1998. This was primarily due to decreases in the interest rates charged by the Company's senior lender as a result of decreases in the prime rate during 1998. The Company reported net other non-operating income of

$263,000 in 1998 compared to net other non-operating expenses of $50,000 in 1997. The income for 1998 includes $190,000 for gains that resulted from the sale of two joint venture interests, while the expense for 1997 included $66,000 of expense related to the disposal of fixed assets.

Income Taxes

         The Company has recorded a benefit of $366,000 for 1998 versus a benefit of $770,000 during 1997. The benefit in 1997 is a result of the amendment of prior year tax returns for loss carry backs that resulted in significant federal and state income tax refunds that were received in 1997. The benefit in 1998 is a result of the amendment of prior year tax returns for loss carry backs that resulted in a federal refund of $272,000 that was received in February 1999. As a result of the losses experienced in both 1997 and prior years, the Company does not anticipate any significant taxable income for federal or state income tax purposes in 1998 or 1999.

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

         During 1999, the cash provided by operations was $1,037,000 versus $1,868,000 during 1998. This decrease in cash provided from operations can be attributed to a number of items, but is primarily the result of the reductions in accrued expense liabilities in 1999.

         The net cash used in investing activities was $273,000 in 1999 as compared to $240,000 in 1998, primarily related to capital expenditures for both years. During 1999, the Company made payments on long-term debt of $1,544,000, which were primarily scheduled debt and lease payments, as compared to payments of $1,079,000 in 1998. In addition, the Company paid approximately $227,000 to minority interest holders in companies controlled by Northstar and $131,000 under contractual obligations with certain employees. During 1999, the Company entered into capital lease arrangements to finance approximately $281,000 of capital equipment purchases, but did not make any additional material borrowings under any other debt arrangements. The Company holds ownership interest in several partnerships (Minority Interests) that it controls ranging from 49% - 85%. Distribution payments are made on a regular basis to the partners based upon performance of the individual partnerships and their respective percentage of ownership. The timing of such distributions recognizes the cash flow from their operations and does not adversely effect liquidity. During 1999, the Company made distribution payments to partners in profitable partnerships of $227,000, composed to $236,000 for 1998.

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


                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                  Long Term
                                                                                     Compensation
                                                                                      Securities
          Name and                                                Other Annual        Underlying       All Other
     Principal Position           Year       Salary       Bonus   Compensation (1)    Options (#)   Compensation (2)
     ------------------           ----       ------       -----   ----------------   ------------   ----------------
Thomas W. Zaucha                  1999      $121,555 (3)    $0           $0                0               $300
Chairman, President               1998       $40,200 (3)    $0           $0                0               $300
And CEO                           1997      $125,000 (3)    $0           $0                0               $300

Lisa S. Guarino (Former)          1999       $79,679 (4)    $0           $0               5,000          $1,738
Executive Vice President,         1998      $125,000 (4)    $0           $0              15,000            $300
CFO and Treasurer                 1997      $134,445 (4)    $0           $0              15,000            $300

James R. Martin, CFO              1999       $16,880 (5)    $0           $0             100,000             $0
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

                                                                                                   Potential Realizable
                                                                                                 Value at Assumed Annual
                        # Securities         % of Total                                            Rates of Stock Price
                         Underlying         Options/SARS        Exercise                        Appreciation for Option Term
                        Options/SARS         Granted to         or Base      Expiration         ----------------------------
           Name           Granted             Employees           Price         Date                 5%            10%
           ----         ------------        ------------        --------     ----------              --            ---
Lisa S. Guarino              5,000                 2.90%          .50          11/30/99            $ 691         $1,526
James R. Martin            100,000 (1)            57.97%          .16          11/12/04           $4,310         $9,524

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

                                                                   Number of Securities
                                                                  Underlying Unexercised           Value of Unexercised
                            Number of Shares                              Options                  In-the-Money Options
                              Acquired on           Value              Exercisable/                    Exercisable/
         Name                   Exercise           Realized            Unexercisable                  Unexercisable
         ----               -----------------      --------       ----------------------           --------------------
Lisa S. Guarino                    0                  $0                 10,000/0                          0/0
James R. Martin                    0                  $0              100,000/75,000                   $3,100/9,300

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

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
         AMONG NORTHSTAR HEALTH SERVICES, INC., THE NASDAQ STOCK MARKET
                       (U.S.) INDEX AND A PEER GROUP (2)

                                                 Cumulative Total Return
                               -------------------------------------------------------------
                                12/94     12/95      12/96      12/97       12/98      12/99
                                -----     -----      -----      -----       -----      -----
NORTHSTAR HEALTH SERVICES      100.00     83.93      19.64      14.29      14.29       4.00
PEER GROUP                     100.00    137.23     132.57     148.06     191.78     216.02
NASDAQ STOCK MARKET (U.S.)     100.00    141.33     173.89     213.07     300.25     542.43

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

        Beneficial Owner                            COMMON STOCK BENEFICIALLY OWNED (1)
        ----------------                            -----------------------------------
                                                          Number (2)       Percent
                                                          ----------       -------
5% HOLDERS (3)
Thomas W. Zaucha (4)                                       963,958          16.1%
Roger J. Reschini (6)                                      341,271           5.6%

DIRECTORS (3)
Lawrence F. Jindra, M.D. (5)                                75,000           1.2%
James R. Martin (7)                                        182,400           3.0%
James H. McElwain (5)                                       75,000           1.2%
Mark G. Mykityshyn (5)                                      75,000           1.2%
David B. White (5)                                          75,000           1.2%

(FORMER) NAMED EXECUTIVE OFFICER
Lisa S. Guarino (8)                                         17,000           0.3%

All Current Directors and Executive Officers as a
group (total 8 persons)                                  1,804,629          27.9%


--------------

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

(8) Ms. Guarino was the former Executive Vice President and Chief Financial Officer of the Company and as such, is a former Named Executive Officer. The 17,000 shares noted above include 7,000 shares of Common Stock, which are held by Ms. Guarino as sole beneficial owner and options to purchase 10,000 share of Common Stock.


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

         Report of Independent Public Accountants
                  On Financial Statement Schedule                               F-29

         Schedule II - Valuation and Qualifying Accounts
                  for  the years ended December 31, 1999, 1998 and 1997         F-30

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

21       Subsidiaries of the Registrant.

23       Consent of Counsel dated July 31, 2000.

27       Financial Data Schedule.

99       Opinion of Counsel dated March 23, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 9th day of August, 2000.

                                          NORTHSTAR HEALTH SERVICES, INC.

                                          By: /s/ Thomas W. Zaucha
                                              --------------------------------
                                              Thomas W. Zaucha, Chairman, CEO,
                                              President and Director
                                              (Principal Executive Officer)

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

      Signature                                    Title                                Date
      ---------                                    -----                                ----
/s/ James R. Martin                 Executive Vice President, Chief Financial
--------------------------          Officer, Treasurer and Director
                                    (Principal Accounting and Financial Officer)

/s/ Lawrence F. Jindra, MD          Director
--------------------------

/s/ James H. McElwain               Director
--------------------------

/s/ Mark G. Mykityshyn              Director
--------------------------

/s/ Roger J. Reschini               Director
--------------------------

/s/ David B. White                  Director
--------------------------

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   To the Board of Directors and Shareholders of Northstar Health Services, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Northstar Health Services, Inc. (a Delaware corporation and the Company) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   As explained in Note 1 to the financial statements, the Company has restated the consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northstar Health Services, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States.

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

                                                        /s/ Arthur Andersen LLP

   Pittsburgh, Pennsylvania,
   March 9, 2000 (Except with respect
   to the matter discussed in Note 21,
   as to which the date is March 15, 2000
   and the matter discussed in Note 1, as
   to which the date is August 2, 2000)

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)


                                A S S E T S                       Restated       Restated
                                -----------                     December 31,    December 31,
                                                                    1999           1998
                                                                ------------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                      $   754        $   901
    Accounts receivable-
       Patients, net of allowances for doubtful
          accounts of $430 and $526, respectively                    3,850          4,366
       Management fees                                                  13            224
       Miscellaneous                                                   206            464
    Prepaid expenses and other current assets                          107            394
                                                                   -------        -------
    Total current assets                                             4,930          6,349
                                                                   -------        -------

PROPERTY AND EQUIPMENT, net (Notes  5 and 10)                        1,369          2,201

INTANGIBLE ASSETS, net (Note 4)                                     19,477         19,811
                                                                   -------        -------
INVESTMENT IN SUBSIDIARY                                               141            118

OTHER ASSETS                                                           110            123
                                                                   -------        -------

TOTAL ASSETS                                                       $26,027        $28,602
                                                                   =======        =======


     The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        Restated          Restated
                                                                  December 31,      December 31,
                                                                      1999              1998
                                                                  ------------      ------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Notes 6, 7, and 12)
       Senior Debt                                                  $ 13,802           $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership             4,989              4,069
       Other debt                                                         87                509
    Accounts payable                                                     591                833
    Accrued expenses (Note 8)
       Thomas Zaucha and Zaucha Family Limited Partnership             9,827              8,907
       Other obligations                                               1,911              4,272
    Contractual obligations to employees (Note 16)                       709                915
                                                                    --------           --------
                  Total current liabilities                           31,916             33,588

LONG-TERM DEBT (Notes 6, 7, and 12)
    Thomas Zaucha and Zaucha Family Limited Partnership                   --                809
    Other debt                                                           306                242
                                                                    --------           --------
                  Total long-term debt                                   306              1,051

MINORITY INTEREST (Note 3)                                                71                 55
                                                                    --------           --------
                  Total liabilities                                   32,293             34,694
                                                                    --------           --------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 12 and 13)
    Preferred stock, par value
    $.01 per share, 1,000,000 shares
       authorized, none issued                                            --                 --
                                                                                       --------
    Common stock, par value $.01 per share,
       20,000,000 shares authorized; 6,337,988 shares
       issued at December 31, 1999 and 1998
                                                                          63                 63
    Additional paid-in capital                                        22,642             22,599
    Warrants outstanding                                               1,487              1,487
    Retained deficit                                                 (30,005)           (29,788)
    Less: Treasury stock, 362,564 shares
      in 1999 and 1998, at cost                                         (453)              (453)
                                                                    --------           --------
                  Total stockholders' equity (deficit)                (6,266)            (6,092)
                                                                    --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 26,027           $ 28,602
                                                                    ========           ========


     The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                 (Dollars in Thousands, Except Per Share Data)

                                                               Restated              Restated              Restated
                                                                 1999                  1998                  1997
                                                              -----------           -----------           -----------
REVENUE:
   Net patient service revenue                                $    25,778           $    29,114           $    29,873
   Management fee revenue                                             844                 1,550                 1,782
                                                              -----------           -----------           -----------
            Total revenue                                          26,622                30,664                31,655

COSTS OF SERVICE                                                   12,477                15,142                17,324
                                                              -----------           -----------           -----------
       Gross profit                                                14,145                15,522                14,331

OPERATING EXPENSES:
    Selling, general and administrative expenses                    9,349                10,752                12,121
    Bad debt expense                                                  342                   365                 1,965
    Restructuring and other non-recurring items (Note 9)               41                   277                 1,871
    Amortization of intangibles (Note 4)                              880                   929                 1,117
    Depreciation and amortization                                     649                   598                   595
    Asset Impairment Charge (Notes  3, 4, 5)                          938                   837                   707
                                                              -----------           -----------           -----------
           Total operating expenses                                12,199                13,758                18,376
                                                              -----------           -----------           -----------

OPERATING INCOME/(LOSS)                                             1,946                 1,764                (4,045)

NON-OPERATING (INCOME)/EXPENSES:
    Interest expense, net                                           2,050                 1,934                 2,229
    Equity in Subsidiary income                                      (145)                 (190)                  (51)
    Other (income)/expense, net                                        29                  (263)                   50
                                                              -----------           -----------           -----------
             Total non-operating  expenses                          1,934                 1,481                 2,228
                                                              -----------           -----------           -----------

INCOME/(LOSS) BEFORE INCOME TAXES                                      12                   283                (6,273)

INCOME TAXES (CREDIT) (Note 14)                                       (14)                 (366)                 (770)
                                                              -----------           -----------           -----------

INCOME/(LOSS) BEFORE MINORITY INTEREST                                 26                   649                (5,503)

MINORITY INTEREST                                                     243                   248                   110
                                                              -----------           -----------           -----------

NET (LOSS)/INCOME                                             $      (217)          $       401           $    (5,613)
                                                              ===========           ===========           ===========

EARNINGS PER SHARE - BASIC                                           (.04)          $      0.07           $     (0.95)
                                                              ===========           ===========           ===========

EARNINGS PER SHARE - DILUTED                                         (.04)          $      0.07           $     (0.95)
                                                              ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS - BASIC                                       5,975,424             5,975,424             5,880,501
                                                              ===========           ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  AND EQUIVALENTS  - DILUTED                                    5,975,424             6,015,382             5,880,501
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

                                         Common Stock           Common Shares Issuable
                                         ------------           ----------------------        Additional         Warrants
                                    Shares Issue     Amount     Shares         Amount      Paid-in Capital     Outstanding
                                    ------------     ------     ------         ------      ---------------     -----------
BALANCE, December 31, 1996            6,229,718         62         --              --         $ 26,208             $ 1,951
  Issuance of common stock              108,270          1         --              --              180                  --
  Issuance of warrants for
  consulting services                        --         --         --              --               --                 441
  Net Loss                                   --         --         --              --               --                  --
                                      ---------        ---      -----           -----         --------             -------
BALANCE, December 31, 1997            6,337,988         63         --              --           26,388               2,392
  Expiration of warrants                     --         --         --              --              905                (905)
  Recognition of stock guarantee
    in connection with acquisition           --         --         --              --           (4,694)                 --
  Net Income                                 --         --         --              --               --                  --
                                      ---------        ---      -----           -----         --------             -------
BALANCE, December 31, 1998            6,337,988         63         --              --           22,599               1,487
  Reprice bank warrants                      --         --         --              --               43                  --
  Net Loss                                   --         --         --              --               --                  --
                                      ---------        ---      -----           -----         --------             -------

                                      =========        ===      =====           =====         ========             =======
BALANCE,  December 31, 1999           6,337,988        $63         --              --         $ 22,642             $ 1,487
                                      =========        ===      =====           =====         ========             =======


     The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                               Treasury Stock
                                          Retained         ----------------------      Notes
                                         (Deficit)          Shares         Amount    Receivable        Total
                                          --------         --------        ------    ----------        ------
BALANCE, December 31, 1996                (24,576)          362,564          (453)         --           3,192
  Issuance of common stock                     --                --            --          --             181
  Issuance of warrants for
  consulting services                          --                --            --          --             441

  Net Loss                                 (5,613)               --            --          --          (5,613)
                                          -------           -------          ----       -----          ------
BALANCE, December 31, 1997                (30,189)          362,564          (453)         --          (1,799)
  Expiration of warrants                       --                --            --          --              --
  Recognition of stock guarantee in
    connection with acquisition                --                --            --          --          (4,694)
  Net Income                                  401                --            --          --             401
                                          -------           -------          ----       -----          ------
BALANCE, December 31, 1998                (29,788)          362,564          (453)         --          (6,092)
  Reprice bank warrants                        --                --            --          --              43
  Net Loss                                   (217)               --            --          --            (217)
                                          -------           -------          ----       -----          ------

                                          =======           =======          ====       =====          ======
BALANCE, December 31, 1999                (30,005)          362,564          (453)         --          (6,266)
                                          =======           =======          ====       =====          ======

     The accompanying notes are an integral part of these financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)



                                                                                  Restated          Restated          Restated
                                                                                    1999              1998              1997
                                                                                  --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                              $  (217)          $   401           $(5,613)
    Adjustments to reconcile net (loss)/income to net cash provided by operating activities-
          Depreciation and amortization                                              2,156             3,154             3,229
          Legal settlements                                                           (263)               --            (2,001)
          Provision for doubtful accounts                                              342               365             1,965
          Provision for impairment of subsidiary assets                                930                --                --
          Loss on discounted obligation                                                 27                --                --
          Interest on discounted obligation                                            127               209               223
          Loss/(Gain) on sale of equipment                                               7               (13)               66
          Gain on sale of joint venture interests                                       --              (190)               --
          Provision for decrease/(increase) in contractual obligations to
              employees                                                                (75)               26                63
          Compensation expense related to options and warrants                          --                --               441
          Equity in Subsidiary Income                                                 (145)             (190)              (51)
          Minority interest                                                            243               248               110
          Change in current assets and liabilities -
              Decrease/(increase) in receivables                                       708             1,144            (1,350)
              Decrease/(increase) in other current assets                              287              (237)              564
              (Decrease)/increase in accounts payable                                 (242)           (1,568)              353
              (Decrease)/increase in accrued expenses                               (2,848)           (1,481)            2,846
                                                                                   -------           -------           -------
                  Net cash provided by operating activities                          1,037             1,868               845
                                                                                   -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                              (418)             (540)             (428)
    Deposits, loans and investments                                                     13                57               100
    Proceeds from sale of equipment                                                     10                88
                                                                                                                            31
      Distribution from Subsidiary                                                     122               155                75
                                                                                   -------           -------           -------
                  Net cash used in investing activities                               (273)             (240)             (222)
                                                                                   -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                               --                --               181
   Payments on long-term debt                                                       (1,544)           (1,079)           (1,041)
   Payments of contractual obligations to employees                                   (131)             (143)             (665)
   Distributions to minority interests                                                (227)             (236)             (124)
   Borrowings on long-term debt                                                        991                75                76
                                                                                   -------           -------           -------
                  Net cash used in financing activities                               (911)           (1,383)           (1,573)
                                                                                   -------           -------           -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (147)              245              (950)

CASH AND CASH EQUIVALENTS, beginning balance                                           901               656             1,606
                                                                                   -------           -------           -------

CASH AND CASH EQUIVALENTS, end balance                                                 754           $   901           $   656
                                                                                   =======           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                      $ 2,458           $ 1,877           $ 1,520
Income taxes paid                                                                       --                11                41

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                          $   281           $   194           $    43
Earn-out accrued on Keystone acquisition                                             1,407             2,502                --
Accrual for Keystone acquisition stock price guarantee                                  --             4,694                --
Issuance of Common Stock warrants for services                                          --                --               441
Reprice warrants to bank as debt discount                                               43                --                --

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

Restatement

         The financial statements for the years ended December 31, 1997, 1998 and 1999 have been restated to correct an error in recording the Company's 49% ownership interest in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net Income or Shareholders' Equity of the Company.

         Management fee operating expenses have also been restated for better presentation with no effect on operating or net income. Management fee expenses had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses.

         The Company has recorded impairment charges during the three years ended December 31, 1999. These charges have been restated and shown on a separate line item in Operating Expenses. In 1997 and 1998, $707,000 and $837,000, respectively, have been reclassified from Restructuring and other non-recurring items to the restated Asset Impairment Charges line item. In 1999, $938,000 was reclassified to this account with $9,000 from Restructuring and other non-recurring items, $595,000 from Amortization of intangibles and $335,000 from Other (income)/expense, net in Non-Operating Expenses. See Note 3 for a discussion of the nature of the items making up these charges. These accounts were restated to more properly present the total impairment charges incurred during the periods presented.

         The total of all restatements had no effect on net income/loss for any of the years presented. However, total revenue decreased by $1,245,000, $1,217,000 and $951,000 for the years 1999, 1998 and 1997, respectively. Total operating expenses decreased by $535,000, $1,122,000 and $1,758,000 for the same periods. Operating income and non-operating income for 1999 and 1998 decreased by $631,000 and $386,000, respectively. The 1997 operating loss increased by $104,000, as a result of the restatements non-operating expenses decreased by $480,000, $189,000 and $51,000 in 1999, 1998 and 1997, respectively. Income before income taxes in 1999 and 1998 decreased by $151,000 and $197,000, respectively. Minority interest increased by the same amount for the respective periods resulting in no effect on net income.

         The 1997 Loss before income taxes increased by $53,000 and minority interest decreased by the same amount resulting in no effect on net income.


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1999

                                                 1999                1999              1999
(In thousands)                                 AS FILED          RESTATEMENTS        RESTATED
                                               --------          ------------        --------
TOTAL REVENUE                                   27,867               (1,245)           26,622

GROSS PROFIT                                    15,311               (1,166)           14,145

TOTAL OPERATING EXPENSES                        12,734                 (535)           12,199

OPERATING INCOME                                 2,577                 (631)            1,946

TOTAL NON-OPERATING EXPENSES                     2,414                 (480)            1,934

INCOME BEFORE MINORITY INTEREST                    177                 (151)               26

MINORITY INTEREST                                  394                 (151)              243

NET (LOSS)                                       (217)                   --              (217)

                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1998

                                                 1998               1998               1998
(In thousands)                                 AS FILED          RESTATEMENTS        RESTATED
                                               --------          ------------        --------
TOTAL REVENUE                                    31,881            (1,217)            30,664

GROSS PROFIT                                     17,030            (1,508)            15,522

TOTAL OPERATING EXPENSES                         14,880            (1,122)            13,758

OPERATING INCOME                                  2,150              (386)             1,764

TOTAL NON-OPERATING EXPENSES                      1,670              (189)             1,481

INCOME BEFORE  MINORITY INTEREST                    846              (197)               649

MINORITY INTEREST                                   445              (197)               248

NET INCOME                                          401                --                401



                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1997

                                                 1997               1997               1997
(In thousands)                                 AS FILED          RESTATEMENTS        RESTATED
                                               --------          ------------        --------
TOTAL REVENUE                                     32,606             (951)           31,655

GROSS PROFIT                                      16,193           (1,862)           14,331

TOTAL OPERATING EXPENSES                          20,134           (1,758)           18,376

OPERATING (LOSS)                                  (3,941)            (104)           (4,045)

TOTAL NON-OPERATING EXPENSES                       2,279              (51)            2,228

(LOSS) BEFORE MINORITY INTEREST                   (5,450)             (53)           (5,503)
MINORITY INTEREST                                    163              (53)              110

NET (LOSS)                                        (5,613)              --            (5,613)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its majority interest in partnerships and joint venture arrangements only for the period subsequent to their acquisition. All significant intercompany balances and transactions have been eliminated. The Company uses the equity method of accounting for entities that it does not have majority ownership in.

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

Net Patient Service Revenue

         The Company recognizes all patient revenue at the time of service. Contractual allowances are booked simultaneously for contractual arrangements under fixed fee schedules that can be determined at the time of service. All other contractual adjustments are reserved for by analyzing the amounts of Accounts Receivable by payor class (i.e. Blue Cross, Blue Shield, etc.), by aging, and by prior adjustments, if any, and a reserve balance is calculated based on historical allowance percentages, by company, adjusted for current changes is necessary. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts different from its established fee schedules.

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

         The Company grants credit without collateral to its patients, most of who are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1999 and 1998, was as follows:

                                                             1999        1998
                                                             ----        ----
Workers' compensation                                          22%         21%
Other third-party payors                                       40          35
Blue Cross, Blue Shield & related managed care products        26          22
Contracts with nursing homes and other such providers           5           9
Medicare                                                        6          11
Self-pay patients                                               -           1
Medicaid                                                        1           1
                                                              ---         ---
                                                              100%        100%
                                                              ---         ---

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

Management Fees

         The Company previously managed, on a contract basis, a mobile diagnostics business, which was discontinued in August 1999. Also, during a portion of 1996 and 1997, the Company managed a physician practice, which was discontinued in June 1997. In conjunction with these contracts, the Company received compensation in the form of a monthly management fee. This fee was equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The management fees are presented in the Revenue section of the Consolidated Statements of Operations. Management fee income also includes fee income from the management of a physical therapy partnership where the Company does not have majority ownership.

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

Intangible Assets

         Intangible assets consist of the excess of cost over net assets of acquired organizations (goodwill), non- compete and employment agreements with certain key employees of organizations which have been acquired, the Keystone tradename and assembled workforce and other intangibles consisting primarily of deferred financing costs.

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

         The Company chose early adoption of this accounting pronouncement as of December 31, 1995. As factors indicate that intangible assets should be evaluated for possible impairment, the Company has used an estimate of the related operations' undiscounted cash flows over the remaining life of the various intangible assets in measuring whether these intangible assets are recoverable. The Company's evaluations have resulted in adjustments to

Property, Plant and Equipment, Goodwill and the Keystone assembled workforce as of December 31, 1999, 1998 and 1997. (See Notes 3 and 4).

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

        The following table reflects the calculation of earnings per share under SFAS No. 128 (dollars in thousands, except per share data):

                                                          For the year ended December 31,
                                                  1999                  1998                1997
                                               -----------           ----------          -----------
Basic earnings per share:
   Net (loss)/income                            $     (217)          $      401           $   (5,613)
   Average shares outstanding                    5,975,424            5,975,424            5,880,501
   (Loss)/income per share                            (.04)                0.07                (0.95)
Diluted earnings per share:
   Net (loss)/income                                  (217)                 401               (5,613)
   Average shares outstanding                    5,975,424            5,975,424            5,880,501
   Stock options                                        --               39,958                   --
                                                ----------           ----------           ----------
   Diluted average shares outstanding            5,975,424            6,015,382            5,880,501
   (Loss) income per share                            (.04)                0.07                (0.95)


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

         The total purchase price for the Keystone Acquisition was $17,652,000, which included $13,422,000 for intangible assets including goodwill ($8,922,000), Keystone Tradename ($2,500,000), Employment agreements ($1,000,000), and the Keystone Workforce ($1,000,000). As consideration for the Merger, the shareholders of Keystone, Thomas W. Zaucha and Alice L. Zaucha and the Zaucha Family Limited Partnership (collectively, the "Shareholders"), received the following: (a) $2,500,000 in cash; (b) a Time Note due January 3, 1996, in the aggregate principal amount of $5,100,000; (c) a five-year, interest free Term Note in the aggregate principal amount of $2,625,000; (d) the agreement by the Company to issue, on January 3, 1996, a three-year, 6% Term
Note in the aggregate principal amount of $2,400,000 (the Three-Year Note); and
(e) the agreement by the Company to issue to the Shareholders, on January 3, 1996, an aggregate of 944,352 shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company (the "Stock Consideration"). The debt issued in this acquisition was discounted using current market rates. See
Note 6.

         In connection with the Merger, the Company (i) guaranteed the value of the Stock Consideration to be at least $5,600,000 through certain periods ending no later than December 31, 1997; (ii) agreed to seek necessary stockholder approval to allow the Three-Year Note to be converted into Common Stock at the conversion price of $5.93 per share and to pay any guaranteed amount in additional shares of Northstar Common Stock based on the trading price of the Common Stock at the time of issuance; and (iii) issued a five-year interest-free note to David D. Watson, Keystone's former Chief Operating Officer and Executive Vice President, in the aggregate principal amount of $375,000, in release of any interest Mr. Watson might have had in Keystone. Similar to the debt in the preceding paragraph, this obligation to Mr. Watson was discounted using the Company's current borrowing rate. The remaining obligation was renegotiated in 1999. (See Note 18)

         As discussed above, a stock price of $5.93 per share was guaranteed to the Shareholders for periods ending not later than December 31, 1997. Based on the weighted average trading volume of the daily closing price per share for the ten consecutive trading days immediately prior to the third business day prior to the determination date of December 31, 1997, the Company's Common Stock was valued at $0.96 per share. The Company has a contractual obligation to fund this shortfall in stock value through a cash payment equal to the shortfall or, with shareholder approval, through the issuance of additional shares to the Shareholders in an amount equal to the shortfall. Based on above formula, the Company was obligated to either make a cash payment of $4,693,423 or issue approximately 4,888,982 additional shares of stock. The Company does not currently have sufficient cash to pay this obligation. This amount is recorded as a liability in accrued expenses at December 31, 1999 (Note 8), with the offset recorded to Additional Paid-In Capital. The Special Committee of the Board of Directors has been charged with the authority to negotiate the satisfaction of this obligation with the Shareholders, which could be done through the payment of cash, issuance of stock, issuance of notes, or a combination of any or all of these items. At the Company's Annual Meeting held on June 11, 1998, the Company's stockholders approved the issuance of up to 4,888,982 shares of Common Stock in order to enable the Company to fully satisfy the obligations of the Company under the guarantee in stock if deemed appropriate by the Special Committee. The stockholder has not requested any payments in cash or stock to satisfy this obligation.

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

Penn Vascular Lab, P.C. ("PVL")

         On November 28, 1995, the Company acquired from PVL (a Pennsylvania professional corporation) certain assets and 100% of the stock of Vascusonics, Inc. (a Pennsylvania Corporation or Vascusonics). The agreement provided for a management services contract whereby the Company would provide such services to PVL for a period of two years in exchange for a fee equal to the excess of collected revenue over the sum of $75,000 and PVL's business expenses. Although the management services contract expired on November 28, 1997, it was renewable annually at the mutual agreement of both parties. The purchase agreement also provided the Company with the option to purchase the stock of PVL for one dollar under certain circumstances, during the period one year after the management services contract is terminated.

The Company also purchased certain assets of Penn Vascular Lab, PC. The total purchase price of the Vascusonics/PVL acquisition was $2,300,000, which consisted of the following:

         Cash                                                  $50,000
         Note                                                  100,000
         Common Stock, 362,564 shares                        2,150,000
                                                            ----------
         Total Consideration                                $2,300,000
                                                            ==========

         The purchase price was allocated as follows:

         Net Assets Acquired                                   467,000
         Non-Complete Agreements                                25,000
         Goodwill                                            1,808,000
                                                            ----------
         Total Consideration                                $2,300,000
                                                            ==========


In conjunction with the acquisition, the Company also agreed to lend the seller $2,150,000 which was recorded on the books as a Note Receivable. The Northstar stock issued to the seller as part of the purchase price was pledged as collateral for the Note. Under the terms of the note, the seller agreed to pay back the lesser of $2,150,000 or the proceeds from the sale of the stock. In December 1996, the Company foreclosed on this stock and currently accounts for these shares as treasury stock. The foreclosure resulted in a one-time, non-cash expense of $1,607,000 equal to the decline in collateral value, which was booked in 1996, and the write-off of the Note Receivable. In addition, the Company promised to pay certain contingent payments to the Seller. The non-interest-bearing note to the Seller was discounted using a market rate of interest. (See Note 6)

         The contingent payments, as revised by mutual agreement in January 1997, to the Seller are based upon the Net Collected Revenues, as defined, for the years ending December 31, 1997 and 1998. If during either of the two years ending December 31, 1998, the Net Collected Revenues of the businesses acquired exceeded $3,200,000, then a payment of $37,500 is to be made to the Seller. If the Collected Revenues were in excess of $3,400,000 and $3,600,000, in each year then the payment to the physician would be $137,500 and $237,500, respectively. The Company has determined that under the terms of this calculation, there is no contingent payment due for the years ending December 31, 1998 and 1997.

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

         The Company believed that the lease arrangements with Ultrasonics were for lease rates that were greatly in excess of market rates. At the date of the merger, Ultrasonics paid off leases that represented a net liability to PVL of $155,000. However, the lease arrangement with Ultrasonics obligated the Company to principal payments totaling $1,333,000 over the term of the leases. The Company originally treated the excessive lease payments of $1,177,000 as a disproportionate dividend, because it was believed that his was a transaction between related parties. However, as both entities were not majority owned by the same party, the disproportionate dividend has been corrected to be recorded as additional compensation expense in 1996 with no net effect on Equity. Northstar recorded the equipment at Ultrasonics basis, and ceased making payments to Ultrasonics in March 1996. In March 1997, Ultrasonics filed suit against the Company as a result of these disputed lease agreements. In March 1998, the Company reached a settlement in principle with Ultrasonics and Jeff Bergman that resulted in mutual releases and no payments to either party.

         In connection with the PVL acquisition, the Company paid a brokerage fee of $350,000 to Mr. James P. Shields. Mr. Shields is a cousin of Mr. DeSimone, the former Chairman of the Board of Directors of the Company. Additionally, in connection with the above mentioned management services contract, the Company provided shares of Common Stock with a fair market value of approximately $300,000 to Mr. Shields in consideration for him to renegotiate his employment agreement with the Company so as to include duties with respect to both PVL and Vascusonics. The term of this management contract was for a period of seven years and compensation consisted of a management fee of 12% of the gross collections. Prior to this revised contract, Mr. Shields received compensation equal to 5% of gross collections. In March 1996, the Company canceled Mr. Shield's contract and severed his relationship with the Company. The Company received a management fee equal to the net collections of PVL less certain expenses, primarily the salary and benefits of the radiologist employed by PVL. This is included in the amount recorded in Management Fee Income on the Statement of Operations.

         In August 1999, the Company terminated the remaining operations of PVL's mobile diagnostics business and recorded a related charge of $929,000 in the third quarter, for goodwill and fixed asset impairment, related to the closing of this business. The amount of the charge was determined by calculating the difference between the sale proceeds of PVL with the net book value of PVL's goodwill and fixed assets. The business was sold in October 1999.

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

4.       INTANGIBLE ASSETS:

Intangible Assets and the related amortization periods consist of the following (dollars in thousands):

                                                                    December 31,
                                                            ---------------------------
                                                              1999               1998
                                                            --------           --------
Excess of cost over net assets acquired (40 years)          $ 19,144           $ 18,708
Employment agreements (2 to 71/2 years)                          625                625
Keystone tradename (20 years)                                  2,500              2,500
Covenant not to compete (5 years)                                 53                 78
Assembled Keystone Workforce (5 years)                           400                450
Deferred financing and other costs (5 years)                     754                831
                                                            --------           --------
                                                            $ 23,476           $ 23,192
Less accumulated amortization                                 (3,999)            (3,381)
                                                            --------           --------
Intangible assets                                           $ 19,477           $ 19,811
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

         As of December 31, 1997, 1998 and 1999, management's evaluation on the remaining intangibles resulted in recording Assets Impairment Charges in each year. In 1997, the Assembled Keystone Workforce evaluation resulted in a charge of $230,000 (net of accumulated amortization) and $477,000 for those employment contracts for individuals no longer employed by the Company. As of December 31, 1998, management evaluated the remaining intangibles that resulted in an Asset Impairment Charge for the remaining goodwill balance related to terminated nursing home contracts in the amount of $781,000 and an Assembled Keystone Workforce charge in the amount of

$56,000, net of accumulated amortization to date. As of December 31, 1999, management further evaluated the remaining intangibles that resulted in an adjustment to decrease the Assembled Keystone Workforce in the amount of $9,000, net of accumulated amortization to date. The Assembled Keystone Workforce evaluation is based upon a detailed analysis of employees who were originally associated with this asset and the account balance is decreased for any such employees who have left the Company during the year. In addition, during 1999 as a result of the termination and subsequent sale of the Company's mobile diagnostics business (PVL) a charge for the Impairment of PVL's goodwill ($595,000) and fixed assets ($334,000) was recorded as discussed in Note 3. The total PVL Impairment Charge of $929,000 is included in the Asset Impairment Charge Operating Expense line item in the Consolidated Statement of Operations. On a going-forward basis, the Company will continue to evaluate whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of intangible assets may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company will use an estimate of the related operation's undiscounted cash flow over the remaining life of the goodwill in measuring whether the goodwill or other intangible asset is recoverable. Any subsequent asset impairment will be accounted for as a charge to the operating expenses of the Company.

5.       PROPERTY AND EQUIPMENT:

Property and equipment consists of the following (dollars in thousands):


                                                 December 31,
                                           -------------------------
                                             1999             1998
                                           -------           -------
Vehicles                                   $    42           $   189
Clinical equipment                             838             1,678
Furniture and fixtures                         894               835
Leased medical equipment                       869             1,624
Leasehold improvements                       1,272               946
                                           -------           -------
                 Total cost basis          $ 3,915           $ 5,272
Less accumulated depreciation               (2,546)           (3,071)
                                           -------           -------
Property and equipment - net               $ 1,369           $ 2,201
                                           =======           =======


During 1999, the Company recorded an Asset Impairment Charge of $334,000 for the write-down and sale of its PVL fixed assets as more fully discussed in Note 4.

6.       DEBT:

Debt consists of the following (dollars in thousands):

                                                                                                 December 31,
                                                                                           -----------------------
                                                                                             1999            1998
                                                                                           --------        -------
Amended and Restated Credit Agreement with two senior lenders effective 9/30/99, due with graduated monthly payments through 12/31/00, including interest at a
  Base Rate plus 3%                                                                        $ 13,802        $    --

Term loan with senior lender due in 60 monthly graduated payments, plus interest at a Base Rate plus 1.5% in 1998
  (Note 7)                                                                                       --          6,083

Revolving line of credit with senior lender, due on demand and no later than
  10/20/00, interest payable monthly a Base
  Rate plus 1.5% in 1998 (Note 7)                                                                --          2,000

Acquisition facility with senior lender, due in equal monthly Installments beginning 4/30/97 at a Base Rate plus 2% in
  1998  (Note 7)                                                                                 --          6,000

Non-interest bearing term notes to Thomas Zaucha and the Zaucha Family Limited
  Partnership, approximately $85,000 due on 11/15/97 and then approximately
  $210,000 due quarterly until 11/15/00 (interest imputed at 9%)                              2,625          2,625

Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership, due in
  equal quarterly installments beginning on 9/30/96 of $200,000, 6% stated
  interest rate (interest imputed at 9%)                                                      2,400          2,400

Capital lease obligations with interest rates ranging from
  9% to 15.6%                                                                                   192            579

Other debt                                                                                      380            441
                                                                                            -------        -------
Total debt                                                                                  $19,399        $20,128
                                                                                            =======        =======

                                             December 31,
                                       -----------------------
                                         1999          1998
                                       --------       --------
Less:
    Current portion                     (18,878)       (18,661)
    Debt discount                          (215)          (416)
                                       --------       --------
Long-term debt                             $306       $  1,051
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

         At December 31, 1999, the scheduled aggregate annual maturities of long-term debt are as follows (dollars in thousands):


                          2000               $19,066
                          2001                   131
                          2002                    79
                          2003                    33
                          2004                    12
                          Thereafter              78
                                             -------
                          Total              $19,399
                                             =======


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

         The Company experienced a modest profit of $401,000 for the year ended December 31, 1998 and a small loss of $217,000 for the year ended December 31, 1999. As of December 31, 1999 the Company has a net shareholders equity deficiency of $6,266,000. Additionally, the Company has not paid all creditors on a timely basis and has not met certain financial and other covenants which the lender has not waived. These matters and the need to refinance the remaining loan balance at December 31, 2000 raise significant doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. All indebtedness to the senior lenders is classified as current in the accompanying Consolidated Balance Sheet.

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

8.       ACCRUED EXPENSES:

Accrued expenses consist of the following (dollars in thousands):

                                                                                 December 31,
                                                                            -----------------------
                                                                             1999             1998
                                                                            -------          ------
Earn-out payments due to the Zaucha's                                        $3,961         $ 2,704
Stock guarantee due to the Zaucha's                                           4,694           4,694
Accrued interest due to the Zaucha's                                            560             415
Reimbursement of consent solicitation costs to Thomas Zaucha                    612           1,094
Payroll, including payroll taxes and deductions                                 973             921
Accrued interest - other                                                        137             953
Other                                                                           801           2,398
                                                                            -------          ------
Total accrued expenses                                                      $11,738         $13,179
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

         In addition, significant expenses were incurred as a result of the Consent Solicitation described in Note 1. All expenses related to this action were expensed in 1997. The Company has agreed to reimburse Mr. Zaucha for the costs incurred which total $1,750,000. This included $1,418,000 for legal fees, $175,060 for investment Banking Services, $101,293 for the Proxy Solicitation Firm services and $55,420 for printing and other. As of December 31, 1999, unpaid professional fees in this matter are approximately $612,000 See Note 8.

         A summary of these unusual and non-recurring items is as follows (dollars in thousands):

                                                               Restated        Restated        Restated
                                                                 1999            1998            1997
                                                               --------        --------        --------
Company costs for legal services related to consent
    solicitation incurred by Brody management (Note 12)          $ --           $   --          $   527
Consent solicitation costs incurred by Mr. Zaucha                  --               --            1,750
Legal and accounting fees                                          --               --              693
Litigation costs                                                   43               75              558
Corporate restructuring costs                                      (2)             202              344
Ultrasonics and management services legal settlements              --               --           (2,001)
                                                                 ----           ------          -------
Total                                                            $ 41           $  277          $ 1,871
                                                                 ====           ======          =======

         Corporate Restructuring costs incurred in 1997 and 1998 legal fees related to the restructuring of the Company's debt agreement with its primary lender; legal and other costs incurred related to the duties of the Special Committee of the Board of Directors; and legal fees incurred for other projects related to corporate restructuring.

         In 1997, the Company realized a benefit of $1,418,751 for the write-off of lease obligations as the result of the settlement of the Ultrasonics/Jeff Bergman suit. In 1997 the Company recorded a benefit of $501,779 related to accruals for a management services agreement with James Shields. The action was based upon an investigation and the opinion of counsel that the possibility that Mr. Shields might recover on any claim he may have against the Company under the management agreement in question is remote. This matter was concluded in 1999 by a settlement to the Company of $75,000, net of related legal fees.

10.      LEASES:

         The Company has entered into various non-cancelable operating leases expiring at various dates through December 31, 2004 for office and medical equipment, vehicles and office space at its headquarters and certain rehabilitation centers. During the years ended December 31, 1999, 1998 and 1997, rental expense included in the statement of operations was $3,251,000, $3,278,000, $2,888,000 respectively. As discussed in Note 12, the Company leases certain properties from a related party.

         Future minimum lease commitments for all non-cancelable leases as of December 31, 1999 are as follows (dollars in thousands):

                                                      Operating
           Year Ending December 31,                     Leases
           ------------------------                     ------
           2000                                         $2,795
           2001                                          2,186
           2002                                          1,605
           2003                                          1,218
           2004                                            816
           Thereafter                                      690
                                                        ------
           Total Payments                               $9,310
                                                        ======


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

Keystone Acquisition

         As part of the acquisition of Keystone, the Company paid cash of $450,000 and issued 150,000 shares of Common Stock with a market value of $937,500 to Commercial Financial Corporation ("CFC") for services rendered. CFC is wholly owned by Nicholas P. Horoszko who is a personal friend and business associate of Mr. Mark DeSimone. CFC is believed by the Company to be a related party. Additionally, the Company had made certain guarantees to CFC that the aforementioned shares would be able to be sold with net proceeds of at least $937,500. These costs were expensed during 1995.

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

                                                                     1999           1998          1997
                                                                     ----           ----          ----
       Net Profit/(Loss)                  As Reported              $ (217)          $ 401       $(5,613)
                                          Pro Forma                $ (309)          $ 203       $(7,003)

       Basic income/(loss) per share      As Reported              $ (.04)          $0.07       $ (0.95)
                                          Pro Forma                $ (.05)          $0.03       $ (1.19)

  The activity regarding the 1992, 1994, 1997 and Independent Plans is as follows:

                                          1999                          1998                         1997
                                          ----                          ----                         ----
                                                Wt. Avg.                     Wt. Avg.                      Wt. Avg.
                                  Shares        Ex Price        Shares       Ex Price        Shares        Ex Price
                                  ------        --------        ------       --------        ------        --------
Outstanding at beginning of
    year                          1,072,499         1.59       1,187,758         $2.54        681,200         $ 4.12
Granted                             172,500          .45         402,966          0.68        921,933           2.06
Exercised                                --           --              --            --             --             --
Expired/canceled                   (242,833)        1.86        (518,225)         3.07       (415,375)          4.09
Outstanding at end of year        1,002,166         1.33       1,072,499          1.59      1,187,758           2.53
Exercisable at end of year          927,166         1.42       1,072,499          1.59      1,187,758           2.53
Wt. Avg. fair value of
    options granted                   $ .20                       $ 0.61                       $ 1.90

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

    The following summarizes the activity under the 1992 Plan:

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options
   Outstanding at beginning of year                   335,950                   564,175                  418,700
   Granted                                               --                      2,000                   393,350
   Exercised                                             --                        --                       --
   Expired/Canceled                                   (82,000)                 (230,225)                (247,875)
   Outstanding at end of year                         253,950                   335,950                  564,175

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                $.625 - 7.875             $1.50 - 7.875            $1.50 - 7.875
   Granted                                               --                     $ 0.625              $1.625 - 2.3125
   Options exercisable at end of year                 253,950                   335,950                  564,175
   Exercisable option price ranges                 $1.625 - 2.312            $0.625 - 7.875           $1.50 - 7.875
   Options available for grant at end of year         372,050                   290,050                   61,825

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

    The following summarizes the activity under the 1994 Plan:

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options
   Outstanding at beginning of year                    37,500                    37,500                   17,500
   Granted                                               --                        --                     37,500
   Exercised                                             --                        --                       -
   Expired/Canceled                                      --                        --                    (17,500)
   Outstanding at end of year                          37,500                    37,500                   37,500

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                    $2.375                    $2.375              $6.125 - 7.3125
   Granted                                               --                        --                     $2.375
   Options exercisable at end of year                  37,500                    37,500                   37,500
   Exercisable option price ranges                     $2.375                    $2.375                   $2.375
   Options available for grant at end of year         112,500                   112,500                  112,500

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

    The following summarizes the activity under the 1997 Plan:

                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Options-
   Outstanding at beginning of year                   654,049                   253,583                  --
   Granted                                            172,500                   400,966               253,583
   Exercised                                             --                        --                    --
   Expired/Canceled                                  (160,833)                   (500)                   --
   Outstanding at end of year                         665,716                   654,049               253,583

                                                 December 31, 1999         December 31, 1998     December 31, 1997
                                                 -----------------         -----------------     -----------------
   Option price share ranges
   Outstanding at beginning of year                $.610 - 1.875            $1.5625 - 1.875              --
   Granted                                         $.156 - 1.200              $0.61 - 1.02         $1.5625 -1.875
   Options exercisable at end of year                 590,716                   654,049               253,583
   Exercisable option price ranges                 $.156 - 1.875             $0.61 - 1.875        $1.5625 - 1.875
   Options available for grant at end of year         334,284                   345,951               746,417

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

    The following summarizes the activity under the Independent Plan:


                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options
   Outstanding at beginning of year                    45,000                   332,500                  245,000
   Granted                                               --                        --                    237,500
   Exercised                                             --                        --                       --
   Expired/Canceled                                      --                    (287,500)                (150,000)
   Outstanding at end of year                          45,000                    45,000                  332,500



                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                 $1.25 - 5.25             $ 1.25 - 5.25            $ 0.75 - 5.25
   Granted                                               --                        --                 $1.25 - 2.375
   Options exercisable at end of year                  45,000                    45,000                  332,500
   Exercisable option price ranges                  $1.25 - 5.25             $1.25 - $5.25             $0.75 - 5.25

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

The following summarizes the Company's warrant activity:

                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrants-
Outstanding at beginning of year                565,000                    843,500                     693,500
Granted                                            --                         --                       237,500
Exercised                                          --                         --                          --
Expired/Canceled                                   --                     (278,500)                   (87,500)
Outstanding at end of year                      565,000                    565,000                     843,500


                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrant price per share ranges
Outstanding at beginning of year             $2.55 - 8.29                $2.55 - 8.29               $5.50 - 6.29
Granted during the year                          $ .25                        --                        $2.55
Warrants exercisable at end of year             565,000                    565,000                     843,500
Exercisable warrant price ranges              $.25 - 8.29                $2.55 - 8.29               $2.55 - 8.29

14.   INCOME TAXES:

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                         Year Ended December 31,
                                  1999            1998             1997
                                  ----            ----             ----
Current:
     Federal                      $  --           $(272)          $  (770)
     State                           --              --                --
Deferred:
     Federal                        102             734            (1,461)
     State                           19            (316)             (150)
     Valuation allowance           (135)           (512)            1,611
                                  -----           -----           -------
                                  $ (14)          $(366)          $  (770)
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

         The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999, 1998 and 1997, are as follows (dollars in thousands):

                                        1999                       1998                         1997
                                        ----                       ----                         ----
                               Carrying      Fair          Carrying        Fair         Carrying         Fair
                                Amount       Value          Amount         Value         Amount          Value
                               --------      -----         --------        -----        --------         -----
Cash and cash
    equivalents                 $   754     $   754         $   901       $   901       $   656       $   656
Long-term debt, including
    Current portion
                                $19,257     $19,257         $19,549       $19,549       $19,786       $19,786

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

         The total consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the company. The transaction is subject to certain closing conditions including expiration of the Hart-Scott Rodino waiting period. The transaction is expected to close during the third calendar quarter of this current year.

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

                                 Restated           Restated        Restated           Restated          Restate       Restated
                                Balance at         Charged to                                                         Balance at
                               Beginning of        Costs and                       Deductions from                      End of
                                  Period            Expenses       Recoveries        Reserve (1)          Other         Period
                               ------------        ----------      ----------      ----------------      -------      ----------
Year ended December 31,
  1997 - Allowance for
  doubtful accounts               $2,015             1,965            --               (2,680)               --          $1,300

Year ended December 31,
  1998 - Allowance for
  doubtful accounts               $1,300               365            --               (1,139)               --          $  526

Year ended December 31,
  1999 - Allowance for
  doubtful accounts               $  526               342            --                 (438)               --          $  430

(1)      Represents uncollected accounts charged against the allowance account.