Form 10-Q/A
period 2000-03-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-08-10
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    YES   ____                NO __X__

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES



INDEX                                                                     PAGE
-----                                                                     ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999                           1

         Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2000 and 1999             3

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 2000 and 1999             4

         Notes to Condensed Consolidated Financial Statements                5

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                    10

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                             10

    Item 2. - Changes in Securities and Use of Proceeds                     10

    Item 6. - Exhibits and reports on form 8-K                              11

Item 1. - Financial Statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)


                                ASSETS                                             Restated           Restated
                                                                                    March 31,        December 31,
                                                                                      2000              1999
                                                                                    ---------       ------------
                                                                                   (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $   405          $   754
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $ 338 and $ 430 respectively                                                4,070            3,850
       Management fees                                                                     5               13
       Miscellaneous                                                                     152              206
    Prepaid expenses and other current assets                                            265              107
                                                                                     -------          -------

                  Total current assets                                                 4,897            4,930
                                                                                     -------          -------

PROPERTY AND EQUIPMENT, net                                                            1,311            1,369

INTANGIBLE ASSETS, net (Note 2)                                                       19,273           19,477


INVESTMENT IN SUBSIDIARY                                                                 179              141

OTHER ASSETS                                                                             106              110
                                                                                     -------          -------

TOTAL ASSETS                                                                         $25,766          $26,027
                                                                                     =======          =======

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)


        LIABILITIES AND STOCKHOLDERS' EQUITY                                     Restated            Restated
                                                                               March 31, 2000    December 31, 1999
                                                                               --------------    ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                 $ 12,749           $ 13,802
       Thomas Zaucha and Zaucha Family Limited Partnership                            5,005              4,989
       Other debt                                                                       103                 87
    Accounts payable                                                                    498                591
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                            9,757              9,827
       Other Obligations                                                              1,884              1,911
    Contractual obligations to employees                                                758                709
                                                                                   --------           --------

                  Total current liabilities                                          30,754             31,916
                                                                                   --------           --------

LONG-TERM DEBT (Note 3)                                                                 259                 306

MINORITY INTEREST                                                                       122                 71
                                                                                   --------           --------

                  Total liabilities                                                  31,135             32,293
                                                                                   --------           --------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                           --                 --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at March 31, 2000 and December 31, 1999                   63                 63
    Additional paid-in capital                                                       22,642             22,642
    Warrants outstanding                                                              1,487              1,487
    Retained deficit                                                                (29,108)           (30,005)
    Less:  Treasury stock, 362,564 shares in 2000 and 1999, at cost                    (453)              (453)
                                                                                   --------           --------
                  Total stockholders' equity/(deficit)                               (5,369)            (6,266)
                                                                                   --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 25,766           $ 26,027
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)


                                                                   Restated               Restated
                                                                     Three Months Ended March 31,
                                                                  ---------------------------------
                                                                     2000                   1999
                                                                  -----------           -----------
REVENUE:
   Net patient service revenue                                    $     7,459           $     6,336
   Management fee revenue                                                  31                   343
                                                                  -----------           -----------
       Total revenue                                                    7,490                 6,679

COSTS OF SERVICE                                                        3,121                 3,100
                                                                  -----------           -----------
       Gross profit                                                     4,369                 3,579

OPERATING EXPENSES:
    Selling, general and administrative expenses                        2,630                 2,510
    Bad debt expense                                                      (22)                   99
    Amortization of intangibles                                           204                   228
    Depreciation and amortization                                          93                   145
                                                                  -----------           -----------
       Total operating expenses                                         2,905                 2,982
                                                                  -----------           -----------

OPERATING INCOME                                                        1,464                   597

NON-OPERATING (INCOME)/ EXPENSES:
    Interest expense, net                                                 497                   503
    Equity in Subsidiary Income                                           (86)                  (28)
    Other income, net                                                      (1)                   (2)
                                                                  -----------           -----------
                  Total net non-operating  expenses                       410                   473
                                                                  -----------           -----------

INCOME BEFORE INCOME TAXES                                              1,054                   124

INCOME TAX PROVISION (CREDIT)                                              20                   (14)
                                                                  -----------           -----------

INCOME BEFORE  MINORITY INTEREST                                        1,034                   138

MINORITY INTEREST                                                         137                    62
                                                                  -----------           -----------

NET INCOME                                                        $       897           $        76
                                                                  ===========           ===========

NET INCOME PER SHARE - BASIC                                      $      0.15           $      0.01
                                                                  ===========           ===========

NET INCOME PER SHARE - DILUTED                                    $      0.15           $      0.01
                                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            5,975,424             5,975,424
                                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS            6,177,955             6,065,801
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                    Restated         Restated
                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $   897           $    76
    Adjustments to reconcile net income to net cash provided by  operating activities-
    Depreciation and amortization                                                       402               548
    Provision for doubtful accounts                                                     (22)               99
    Interest on discounted obligation                                                    19                38
    Provision for increase(decrease) in contractual obligations to
       employees                                                                         57               (50)
    Equity in Subsidiary Income                                                         (86)               28

    Minority interest                                                                   137                62
    Change in current assets and liabilities-
    (Increase)/Decrease in receivables                                                 (136)              193
    (Increase)/Decrease in other current assets                                        (158)              245
    (Decrease)/Increase in accounts payable                                             (93)               19
    (Decrease) in accrued expenses                                                      (97)              (38)
                                                                                    -------           -------
                  Net cash provided by operating activities                             920             1,220
                                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                      --                 1
    Capital expenditures                                                                (99)             (139)
    Deposits, loans and investments                                                       4               (18)
    Distribution from Subsidiary                                                         48               (25)
                                                                                    -------           -------
                  Net cash used in investing activities                                 (47)             (181)
                                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                                 (1,127)             (164)
    Distributions to minority interests                                                 (86)              (35)
    Payments of contractual obligations to employees                                     (9)              (33)
                                                                                    -------           -------
                  Net cash used in financing activities                              (1,222)             (232)
                                                                                    -------           -------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                   (349)              807

CASH AND CASH EQUIVALENTS, beginning balance                                            754               901
                                                                                    -------           -------

CASH AND CASH EQUIVALENTS, ending balance                                           $   405           $ 1,708
                                                                                    =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                   $   542           $   445
    Income taxes paid/(refunded)                                                         20               (14)


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

General

These condensed consolidated financial statements of Northstar Health Services, Inc. (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K/A for the year ended December 31, 1999.

Management Fees

The Company previously managed a business on a contract basis that provided mobile diagnostic services. In conjunction with this contract, the Company received compensation in the form of a monthly management fee. This fee was equal to the net income or loss of the managed business after the payment of certain agreed-upon salaries and benefits to certain parties. The Company's mobile diagnostic services business was terminated on August 13, 1999. Management fee income also includes fee income from the management of a physical therapy partnership where the Company does not have majority ownership. Management fee operating expenses have been restated for better presentation with no effect on operating income.

Earnings Per Common Share

Earnings per share for the three months ended March 31, 2000 and 1999 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 2,500 shares of the Company's common stock have been granted and no options have been exercised for the three month period ended March 31, 2000.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 31, 2000 and 1999 (dollars in thousands):


                                                  For the three months ended March 31,
                                                  ------------------------------------
                                                        2000                 1999
                                                        ----                 ----
       Basic earnings per share:
          Net income                                  $      897          $       76
          Average shares outstanding                   5,975,424           5,975,424
          Income per share                            $     0.15          $     0.01
       Diluted earnings per share:
          Net income                                  $      897          $       76
          Average shares outstanding                   5,975,424           5,975,424
          Stock options                                  202,531              90,377
                                                  ----------------------------------
          Diluted average shares outstanding           6,177,955           6,065,801
          Income per share                            $     0.15          $     0.01


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

2. Intangible Assets:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):


                                                            March 31,        December 31,
                                                              2000               1999
                                                            --------           --------
Excess of cost over net assets acquired (40 years)          $ 19,144           $ 19,144
Employment agreements (2 to 7 1/2 years)                         625                625
Keystone tradename (20 years)                                  2,500              2,500
Covenant not to compete (5 years)                                 --                 53
Assembled Keystone workforce (5 years)                           400                400
Deferred financing and other costs (5 years)                      --                754
                                                            --------           --------

Gross intangible assets                                       22,669             23,476

Less- accumulated amortization                                (3,396)            (3,999)
                                                            --------           --------

Net intangible assets                                       $ 19,273           $ 19,477
                                                            ========           ========

3. DEBT:

Debt consists of the following (dollars in thousands):

                                                                                     March 31,         December 31,
                                                                                       2000               1999
                                                                                     --------           --------
     Amended and Restated Credit Agreement with two Senior
           Lenders                                                                   $ 12,749           $ 13,802
     Non-interest bearing term notes to Thomas Zaucha and the
           Zaucha Family Limited Partnership                                            2,625              2,625
     Term notes to Thomas Zaucha and the Zaucha Family
           Limited Partnership                                                          2,400              2,400
     Capital lease obligations with interest rates ranging from 9%
           to 15.6%                                                                       147                192
     Other debt                                                                           353                380
                                                                                     --------           --------

     Total long-term debt                                                              18,274             19,399

          Less:
              Current portion                                                         (17,857)           (18,878)
              Debt discount                                                              (158)              (215)
                                                                                     --------           --------

     Long-term debt                                                                  $    259           $    306
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

6. MERGER AGREEMENT

On March 15, 2000, the Company signed an Agreement and Plan of Merger by and among the Company, Benchmark Medical, Inc., a privately held Delaware corporation ("BMI"), and Northstar Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of BMI ("NAC"), providing for the merger of NAC with and into the Company with the Company being the surviving corporation (the "Merger"), and pursuant to which each outstanding share of the Company's common stock will be converted into the right to receive $1.50 in cash, without interest, at the effect time of the Merger. The total transaction consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the company. The transaction is subject to certain closing conditions including expiration of the Hart-Scott Rodino waiting period. The transaction is expected to close during the third calendar quarter of this current year.

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

Results of Operations

Three Months Ended March 31, 2000 and 1999

Total revenue

During the first quarter of 2000, the Company's total revenues increased by $811,000, or 12.1%, from $6,679,000 for the first quarter of 1999 to $7,490,000 for the first quarter of 2000. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $519,000. Net patient service revenue from continuing operations increased by $741,000 as a result of better weather conditions experienced in January 2000 than in January 1999 and improved market penetration. Partially offsetting these increases was a decrease in revenue of approximately $137,000 as the result of the closure or termination of certain clinics and contracts and a decline in management fee revenues of approximately $312,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999.

Costs of service and Gross profit

Costs of service increased $21,000 from $3,100,000 for the first quarter of 1999 to $3,121,000 for 2000, or .7% reflecting the increase in volume noted above. As a percentage of net patient service revenue, costs of service decreased from 48.9% in the first quarter of 1999 to 41.8% in the first quarter of 2000 due to the impact of ongoing cost reduction programs. As a result of these factors, and the closing of the mobile diagnostic business in August 1999, gross profit increased $790,000, from $3,579,000 (53.5% of total revenue) for the first quarter of 1999 to $4,369,000 (58.3% of total revenue) for 2000.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first quarter increased $120,000 from $2,510,000 in 1999 to $2,630,000 in 2000. The 4.7%
increase is mainly due to increased lease costs and additional leases for new facilities. Additional costs for more frequent Board of Directors meetings and certain other costs also impacted SG&A expense.

Bad debt expense

The Company incurred a net bad debt credit of $22,000 during the first quarter of 2000 versus $99,000 charge or approximately 1.6% of net patient revenue during the first quarter of 1999. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 1.0% and 2.9%, respectively, in the first quarter of 2000 and 1999.

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

During the three months ended March 31, 2000, $920,000 versus $1,220,000 of net cash was provided by operating activities during the first three months of 1999 primarily due to increased net income offset by increases in accounts receivables related to increased revenue and an increase in prepaid and other current assets and a decrease in accounts payable during the period. The net cash used in investing activities decreased from $181,000 in the first three months of 1999 to $47,000 in the first three months of 2000 resulting primarily from a decrease in capital expenditures.

During the first three months of 1999, the Company made debt principal payments of $164,000 which primarily were scheduled debt and lease payments other than to the Senior Lender, as well as, payments on debt to former owners and managers of the Company. This amount increased to $1,127,000 for the first three months of 2000 due to principal payments made to the Senior Lender in accordance with the Amended and Restated Credit Agreement. In addition, during the three months of 2000, the Company paid approximately $86,000 to minority interest holders in companies controlled by Northstar and $9,000 under contractual obligations with certain employees. During the first three months of 1999 and 2000, the Company made no additional material borrowings under any debt arrangements.

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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On or about February 18, 1998 Robert J. Smallacombe, a former director, employee and consultant of the Company commenced an action by filing a Praecipe for Writ of Summons against the Company, Mr. Zaucha and other related parties. Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against any claims bought by Mr. Smallacombe. On March 17, 2000, Mr. Zaucha filed a petition with the Court seeking the dismissal of the action because of Mr. Smallacombe's failure to prosecute same. On or about March 29, 2000, Mr. Smallcombe filed a complaint, alleging breach of contract and defamation, and seeking compensatory and punitive damages. On March 31, 2000, the Court of Common Pleas of Westmoreland County, Pennsylvania entered a stay of the action pending the resolution of Mr. Zaucha's petition seeking dismissal of the case.

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

10.6     Amended and Restated Subsidiaries Guaranty.

10.7     Amended and Restated Company Pledge Agreement.

10.8     Amended and Restated Subsidiaries Stock Pledge Agreement.

10.9     Amended and Restated Subsidiaries Security Agreement.

10.10    Zaucha Subordination Agreement

10.11    Zaucha Payment Letter.

10.12    Warrant to Purchase Shares of Common Stock.

23       Consent of Counsel dated July 31, 2000

27       Financial Data Schedule

(b)      Reports on Form 8-K

99       Opinion of Counsel dated March 23, 1998

99       Form 8-K, dated March 6, 2000, Item 5 "Other Events" reported.

99       Form 8-K, dated March 20, 2000, Item 5 "Other Events" reported.

99       Form 8-K, dated June 30, 2000, Item 5 "Other Events" reported.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By: /s/ Thomas W. Zaucha
   -------------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 9, 2000


By: /s/ James R. Martin
   -------------------------------
James R. Martin
Executive Vice President and Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)
Date:  August 9, 2000