Form 10-Q
period 2000-06-30
NORTHSTAR HEALTH SERVICES INC
filed 2000-08-14
CIK 896880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                    YES  X                 NO
                                        ---                   ---

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

                  CLASS                       OUTSTANDING AS OF August 12, 2000
-------------------------------------        ----------------------------------
Common Stock, par value $.01 per share                     5,975,424

Transitional Small Business Disclosure Format (Check one):

                               YES            NO  X
                                   ---           ---

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES


INDEX                                                                 PAGE
-----                                                                 ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              June 30, 2000 and December 31, 1999                       1

         Condensed Consolidated Statements of Operations
              for the three months ended June 30, 2000 and 1999         3

         Condensed Consolidated Statements of Operations
              for the six months ended June 30, 2000 and 1999           4

         Condensed Consolidated Statements of Cash Flows
              for the six months ended June 30, 2000 and 1999           5

         Notes to Condensed Consolidated Financial Statements           6

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11
    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                               16

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                        16

    Item 2. - Changes in Securities and Use of Proceeds                16

    Item 6. - Exhibits and Reports on Form 8-K                         17

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                                                                    Restated
                                ASSETS                             June 30,        December 31,
                                                                     2000             1999
                                                                   --------        ------------
                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                       $ 1,034         $   754
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
             $ 333 and $ 430 respectively                             3,897           3,850
       Management fees                                                    7              13
       Miscellaneous                                                     80             206
    Prepaid expenses and other current assets                           372             107

    Total current assets                                              5,390           4,930

PROPERTY AND EQUIPMENT, net                                           1,248           1,369

INTANGIBLE ASSETS, net (Note 2)                                      19,069          19,477

INVESTMENT IN SUBSIDIARY                                                172             141

                                                                    -------         -------
                                                                        107             110
OTHER ASSETS

TOTAL ASSETS                                                        $25,986         $26,027
                                                                    =======         =======




   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                                                                                    Restated
             LIABILITIES AND STOCKHOLDERS' EQUITY                                 June 30,        December 31,
                                                                                    2000              1999
                                                                                  --------        ------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                $ 11,822          $ 13,802
       Thomas Zaucha and Zaucha Family Limited Partnership                           5,017             4,989
       Other debt                                                                      122                87
    Accounts payable                                                                   494               591
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                           9,636             9,827
       Other Obligations                                                             1,985             1,911
    Contractual obligations to employees                                               744               709
                                                                                  --------          --------
    Total current liabilities                                                       29,820            31,916
                                                                                  --------          --------

LONG-TERM DEBT (Note 3)                                                                236               306
                                                                                  --------          --------

MINORITY INTEREST                                                                       90                71
                                                                                  --------          --------

    Total liabilities                                                               30,146            32,293
                                                                                  --------          --------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                          --                --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at June 30, 2000 and December 31, 1999                   63                63
    Additional paid-in capital                                                      22,642            22,642
    Warrants outstanding                                                             1,487             1,487
    Retained deficit                                                               (27,899)          (30,005)
    Less:  Treasury stock, 362,564 shares in 2000 and 1999, at cost                   (453)             (453)
                                                                                  --------          --------
    Total stockholders' equity/(deficit)                                            (4,160)           (6,266)
                                                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 25,986          $ 26,027
                                                                                  ========          ========



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                                            Restated
                                                                   Three Months Ended June 30,
                                                                 ---------------------------------
                                                                     2000                 1999
                                                                 -----------          -----------
REVENUE:
   Net patient service revenue                                   $     7,769          $     6,431
   Management fee revenue                                                 26                  341
                                                                 -----------          -----------
       Total revenue                                                   7,795                6,772

COSTS OF SERVICE                                                       2,999                3,298
                                                                 -----------          -----------
       Gross profit                                                    4,796                3,474

OPERATING EXPENSES:
    Selling, general and administrative expenses                       2,584                2,334
    Bad debt expense                                                      53                  137
    Amortization of intangibles                                          205                  228
    Depreciation and amortization                                         86                  140
                                                                 -----------          -----------
       Total operating expenses                                        2,928                2,839
                                                                 -----------          -----------

OPERATING INCOME                                                       1,868                  635

NON-OPERATING (INCOME) EXPENSES:
    Interest expense, net                                                480                  509
    Equity in Subsidiary Income                                          (62)                 (26)
    Other expense, net                                                    11                    7
                                                                 -----------          -----------
                  Total net non-operating  expenses                      429                  490
                                                                 -----------          -----------

INCOME BEFORE INCOME TAXES                                             1,439                  145

INCOME TAXES                                                             130                   --
                                                                 -----------          -----------

INCOME BEFORE  MINORITY INTEREST                                       1,309                  145

MINORITY INTEREST                                                        100                   62
                                                                 -----------          -----------
NET INCOME                                                       $     1,209          $        83
                                                                 ===========          ===========

NET INCOME PER SHARE - BASIC                                     $      0.20          $      0.01
                                                                 ===========          ===========

NET INCOME PER SHARE - DILUTED                                   $      0.19          $      0.01
                                                                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           5,975,424            5,975,424
                                                                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                   6,348,536          $ 5,975,424
                                                                 ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                                   (Unaudited)

                                                                                       Restated
                                                                                       --------
                                                                     Six Months Ended June 30,
                                                                 --------------------------------
                                                                    2000                  1999
                                                                 -----------          -----------
REVENUE:
   Net patient service revenue                                   $    15,228          $    12,767
   Management fee revenue                                                 57                  684
                                                                 -----------          -----------
       Total revenue                                                  15,285               13,451

COSTS OF SERVICE                                                       6,120                6,398
                                                                 -----------          -----------
       Gross profit                                                    9,165                7,053

OPERATING EXPENSES:
    Selling, general and administrative expenses                       5,214                4,844
    Bad debt expense                                                      31                  236
    Amortization of intangibles                                          409                  455
    Depreciation and amortization                                        179                  285
                                                                 -----------          -----------
       Total operating expenses                                        5,833                5,820
                                                                 -----------          -----------

OPERATING INCOME                                                       3,332                1,233

NON-OPERATING (INCOME) EXPENSES:
    Interest expense, net                                                976                1,012
    Equity in Subsidiary Income                                         (148)                 (53)
    Other expense, net                                                    11                    5
                                                                 -----------          -----------
                  Total net non-operating  expenses                      839                  964
                                                                 -----------          -----------

INCOME BEFORE INCOME TAXES                                             2,493                  269

INCOME TAX PROVISION/(BENEFIT)                                           150                  (14)
                                                                 -----------          -----------

INCOME BEFORE  MINORITY INTEREST                                       2,343                  283

MINORITY INTEREST                                                        237                  124
                                                                 -----------          -----------

NET INCOME                                                       $     2,106          $       159
                                                                 ===========          ===========

NET INCOME PER SHARE - BASIC                                     $      0.35          $      0.03
                                                                 ===========          ===========

NET INCOME PER SHARE - DILUTED                                   $      0.34          $      0.03
                                                                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           5,975,424            5,975,424
                                                                 ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS
                                                                   6,279,462            6,006,891
                                                                 ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                             (Dollars in Thousands)

                                   (Unaudited)

                                                                                                   Restated
                                                                                                   --------
                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                   2000              1999
                                                                                  -------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $ 2,106          $   159
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities-
          Depreciation and amortization                                               794            1,090
          Provision for doubtful accounts                                              31              236
          Interest on discounted obligation                                            34               71
          Loss on sale of equipment                                                    12                7
          Provision for increase/(decrease) in contractual obligations to
              employees                                                                51              (60)
          Equity in Subsidiary Income                                                (148)             (53)
          Minority interest                                                           237              124
          Change in current assets and liabilities-
              Decrease in receivables                                                  54              291
              (Increase)/Decrease in other current assets                            (265)             278
              (Decrease) in accounts payable                                          (97)            (327)
              (Decrease) in accrued expenses                                         (117)            (862)
                                                                                  -------          -------
                  Net cash provided by operating activities                         2,692              954
                                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                    --                7
    Capital expenditures                                                             (199)            (243)
    Deposits, loans and investments                                                     3                6
    Distribution from Subsidiary                                                      117               53
                                                                                  -------          -------
                  Net cash used in investing activities                               (79)            (177)
                                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                     (2,099)            (469)
    Distributions to minority interests                                              (218)            (126)
    Payments of contractual obligations to employees                                  (16)             (66)
    Borrowings on long-term debt                                                       --               11
                                                                                  -------          -------
                  Net cash used in financing activities                            (2,333)            (650)

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                            280              127

CASH AND CASH EQUIVALENTS, beginning balance                                          754              901
                                                                                  -------          -------

CASH AND CASH EQUIVALENTS, ending balance                                           1,034            1,028
                                                                                  =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
     Interest paid                                                                    809          $   933
     Income taxes paid/(refunded)                                                      20              (14)

NONCASH INVESTING ACTIVITIES:
     Capital lease obligations                                                         --               89


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS DATED JUNE 30, 2000

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

Restatements

The financial statements for the three months and six months ended June 30, 1999 have been restated to correct an error in recording the Company's 49% ownership interest in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net income or Shareholders' Equity of the Company.

Management fee operating expenses have also been restated for better presentation with no effect on operating or net income. Management fee expenses had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses.

The total of all restatements had no effect on Net Income for any of the periods presented. However, Total Revenue decreased by $287,000 and $591,000 for the three and six months ended June 30, 1999, respectively. Total Operating Expenses decreased by $285,000 and $564,000 for the same periods. Operating Income for the three and six months decreased by $53,000 and $109,000, respectively. Non-Operating expenses for the three and six months ended June 30, 1999, decreased $26,000 and $53,000, respectively, due to the restatements. Income before Minority Interest and Minority Interest both decreased by $27,000 and $56,000, respectively, for the three and six months ended June 30, 1999. These restatements did not change Net Income.

     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED JUNE 30, 1999



(In thousands)                        AS FILED     RESTATEMENTS        RESTATED

TOTAL REVENUE                           7,059         (287)             6,772

GROSS PROFIT                            3,812         (338)             3,474

TOTAL OPERATING EXPENSES                3,124         (285)             2,839

OPERATING INCOME                          688          (53)               635

TOTAL NON-OPERATING EXPENSES              516          (26)               490

INCOME BEFORE MINORITY INTEREST           172          (27)               145

MINORITY INTEREST                          89          (27)                62

NET INCOME                                 83           --                 83


      CONDENSED SUMMARY OF RESTATEMENTS FOR SIX MONTHS ENDED JUNE 30, 1999


(In thousands)                        AS FILED     RESTATEMENTS        RESTATED

TOTAL REVENUE                          14,042         (591)            13,451

GROSS PROFIT                            7,726         (673)             7,053

TOTAL OPERATING EXPENSES                6,384         (564)             5,820

OPERATING INCOME                        1,342         (109)             1,233

TOTAL NON-OPERATING EXPENSES            1,017          (53)               964

INCOME BEFORE MINORITY INTEREST           339          (56)               283

MINORITY INTEREST                         180          (56)               124

NET INCOME                                159           --                159


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

Earnings Per Common Share

Earnings per share for the three and six month periods ended
June 30, 2000 and 1999 were calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", using the weighted average number of shares outstanding during the period and including the effect of stock options outstanding. Pursuant to the Company's 1992, 1994, and 1997 Stock Option plans and certain stock options granted outside of these plans, options for a total of 0 and 2500 shares of the Company's common stock have been granted for the three and six month periods ended June 30, 2000, respectively, and no options have been exercised for the three and six month periods ended June 30, 2000.

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended June 30, 2000 and 1999 (dollars in thousands, except per share data):

                                         For the three months ended June 30,
                                         -----------------------------------
                                              2000               1999
                                              ----               ----
Basic earnings per share:
Net income                                 $    1,209         $       83
Average shares outstanding                  5,975,424          5,975,424
Income per share                           $     0.20         $     0.01
Diluted earnings per share:
Net income                                 $    1,209         $       83
Average shares outstanding                  5,975,424          5,975,424
Dilutive Effect of Stock options              373,112                 --
                                           ----------         ----------
Diluted average shares outstanding          6,348,536          5,975,424
Income per share                           $     0.19         $     0.01

The following table reconciles the number of shares utilized in the earnings per share calculations for the six-month periods ended June 30, 2000 and 1999 (dollars in thousands, except per share data):

                                          For the six months ended June 30,
                                          ---------------------------------
                                              2000               1999
                                              ----               ----
Basic earnings per share:
Net income                                 $    2,106         $      159
Average shares outstanding                  5,975,424          5,975,424
Income per share                           $     0.35         $     0.03
Diluted earnings per share:
Net income                                 $    2,106         $      159
Average shares outstanding                  5,975,424          5,975,424
Dilutive Effect of Stock options              304,038             31,467
                                           ----------         ----------
Diluted average shares outstanding          6,279,462          6,006,891
Income per share                           $     0.34         $     0.03

For the three month periods ended June 30, 2000 and 1999, and the six month periods ended June 30, 2000 and 1999, options to purchase 646,698, 958,466, 667,989 and 629,466 and warrants to purchase 424,764, 565,000, 406,198 and
565,000 shares of common stock, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common shares for the period. Also, not included in the calculation of diluted earnings per share were the shares that may be issued to the Zaucha's in connection with the Keystone merger that is subject to the approval of the Special Committee of the Board of Directors. See Note 6. The Zaucha Stock Guarantee could be satisfied by all cash, all stock, or a combination of both cash and stock.

Revenue Recognition

In December 1999, the Security Exchange Commission released Staff Accounting Bulletin No. 101, "Revenue Recognition," (SAB No. 101), to provide guidance on recording, presenting, and disclosure of revenue in financial statements. SAB No. 101 explains the Security and Exchange Commission's general framework for revenue recognition. SAB No. 101 does not change existing literature on revenue recognition, but rather clarify the Security and Exchange Commission's position on preexisting literature. SAB No. 101 must be adopted by the Company by December 31,2000. While the Company has not completed its review of the effect of SAB No. 101, management does not presently believe that its adoption will have a significant impact on the financial statements or results of operations.

2. Intangible Assets:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                           June 30,        December 31,
                                                             2000              1999
                                                           --------        ------------
Excess of cost over net assets acquired (40 years)         $ 19,144          $ 19,144
Employment agreements (2 to 7 1/2 years)                        625               625
Keystone trade name (20 years)                                2,500             2,500
Covenant not to compete (5 years)                                --                53
Assembled Keystone workforce (5 years)                          400               400
Deferred financing and other costs (5 years)                     --               754
                                                           --------          --------

Gross intangible assets                                      22,669            23,476

Less- accumulated amortization                               (3,600)           (3,999)
                                                           --------          --------

Net intangible assets                                      $ 19,069          $ 19,477
                                                           ========          ========


3.   DEBT:

Debt consists of the following (dollars in thousands):

                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                               --------        ------------
Amended and Restated Credit Agreement with two Senior Lenders
                                                                               $ 11,822          $ 13,802
Non-interest bearing term notes to Thomas Zaucha and the Zaucha
     Family Limited Partnership                                                   2,625             2,625
Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership
                                                                                  2,400             2,400
Capital lease obligations with interest rates ranging from 9% to 15.6%
                                                                                    121               192
Other debt                                                                          334               380
                                                                               --------          --------
Total long-term debt                                                             17,302            19,399

     Less:
         Current portion                                                        (16,961)          (18,878)
         Debt discount                                                             (105)             (215)
                                                                               --------          --------
Long-term debt                                                                 $    236          $    306
                                                                               ========          ========

During the second quarter of 2000, the Company's weighted average interest rate was 10.0%.

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

4.  Related-Party Transactions:

Keystone Acquisition

In connection with the Company's acquisition of Keystone Rehabilitation Systems, Inc., on November 15, 1995, Mr. Thomas Zaucha, Chairman and CEO of the Company, and Mr. Zaucha's family limited partnership, have debt and other amounts due directly to them of $3,919,500 and $1,105,500, respectively, as of June 30, 2000. In addition, Mr. Zaucha and the Zaucha Family Limited Partnership have other amounts due directly to them of $7,620,000 and $2,015,000, respectively, as of June 30, 2000.

The Company also rents office and clinical space in buildings owned by the Zaucha Family Limited Partnership and other related entities. Through June 30, 2000, the Company has incurred an expense of $296,787 related to rent due on these spaces. The Company also contracts with Impulse Development, a maintenance and construction company owned by Mr. Zaucha, from time-to-time for various projects. Through June 30, 2000, the Company has paid Impulse $43,562 for services rendered or projects in progress.

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

6. MERGER AGREEMENT

On March 15, 2000, the Company signed a Agreement and Plan of Merger by and among the Company, Benchmark Medical, Inc., a privately held Delaware corporation ("BMI"), and Northstar Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of BMI ("NAC"), providing for the merger of NAC with and into the Company with the Company being the surviving corporation (the "Merger"), and pursuant to which each outstanding share of the Company's common stock will be converted into the right to receive $1.50 in cash, without interest, at the effect time of the Merger. The total transaction consideration is approximately $36 million, which includes payments to stockholders and repayment or assumption of certain obligations of the company. The transaction is subject to certain closing conditions. The transaction is expected to close during the third calendar quarter of this current year.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Information Relating to Forward-Looking Statements

Management's Discussion and Analysis and other sections of this Quarterly Report include forward-looking statements that reflect the Company's current expectations relating to such matters as anticipated financial performance, business prospects, and projected plans for and results of its operations. A variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations and performance of the Company's business include the following: changes in regulatory, governmental and payor policies regarding reimbursement; competition, both directly in terms of other providers of physical therapy and other services, and the competition for qualified personnel; the outcomes of the current litigation involving the Company; inability to refinance its Senior Debt and to comply with various covenants in connection with such financing; the ability of the Company to have its Common Stock relisted on a national market or exchange; and the uncertainties surrounding the healthcare industry in general.

Results of Operations

Restatement

The financial statements for the three month and six months ended June 30, 1999 have been restated to correct an error in recording the Company's 49% ownership in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net Income or Shareholders' Equity of the Company.

Management fee operating expenses have also been restated for better presentation with no effect on Operating or Net Income. Management fee expense had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses.

The total of all restatements had no effect on Net Income for any of the periods presented. However, Total Revenue decreased by $287,000 and $591,000 for the three and six months ended June 30, 1999, respectively. Total Operating Expenses decreased by $285,000 and $564,000 for the same periods. Operating Income for the three and six months decreased by $53,000 and $109,000, respectively. Non-Operating expenses for the three and six months ended June 30, 1999, decreased $26,000 and $53,000, respectively, due to the restatements. Income before Minority Interest and Minority Interest both decreased by $27,000 and $56,000, respectively, for the three and six months ended June 30, 1999. These restatements did not change Net Income.

     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED JUNE 30, 1999



(In thousands)                           AS FILED    RESTATEMENTS    RESTATED

TOTAL REVENUE                             7,059         (287)         6,772

GROSS PROFIT                              3,812         (338)         3,474

TOTAL OPERATING EXPENSES                  3,124         (285)         2,839

OPERATING INCOME                            688          (53)           635

TOTAL NON-OPERATING EXPENSES                516          (26)           490

INCOME BEFORE MINORITY INTEREST             172          (27)           145

MINORITY INTEREST                            89          (27)            62

NET INCOME                                   83           --             83




      CONDENSED SUMMARY OF RESTATEMENTS FOR SIX MONTHS ENDED JUNE 30, 1999


(In thousands)                           AS FILED    RESTATEMENTS    RESTATED

TOTAL REVENUE                             14,042         (591)        13,451

GROSS PROFIT                               7,726         (673)         7,053

TOTAL OPERATING EXPENSES                   6,384         (564)         5,820

OPERATING INCOME                           1,342         (109)         1,233

TOTAL NON-OPERATING EXPENSES               1,017          (53)           964

INCOME BEFORE MINORITY INTEREST              339          (56)           283

MINORITY INTEREST                            180          (56)           124

NET INCOME                                   159           --            159

Three Months Ended June 30, 2000 and 1999

Total revenue

During the second quarter of 2000, the Company's total revenues increased by $1,023,000, or 15.1%, from $6,772,000 for the second quarter of 1999 to
$7,795,000 for the second quarter of 2000. Revenues decreased approximately $86,000 as the result of the closure or termination of certain clinics and contracts. A decline in management fee revenues of approximately $315,000 is attributable to the termination of all mobile diagnostic services effective August 13, 1999. The Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $393,000. Net patient service revenue from continuing operations increased $1,031,000 as a result of most clinics meeting or exceeding revenue budget goals for patient visits and revenue per visit.

Costs of service and Gross profit

Costs of service decreased $299,000 from $3,298,000 for the second quarter of 1999 to $2,999,000 for 2000, or 9.1%. As a percentage of net patient service revenue, costs of service decreased from 51.3% in the second quarter of 1999 to 38.6% in the second quarter of 2000. The improved margin reflects the termination of the mobile diagnostic business in August of 1999 and continuing cost and staffing level controls. The 1999 results also included charges for $694,000 of Medicare Audit Adjustments for 1996-1998. As a result of these factors, gross profit increased $1,322,000, from $3,474,000 (51.3% of total revenue) for the second quarter of 1999 to $4,796,000 (61.5% of total revenue) for 2000.

Selling, general and administrative expense

Total selling, general and administrative expenses for the second quarter increased $250,000 from $2,334,000 in 1999 to $2,584,000 in 2000. A significant portion of the 10.7% increase can be attributed to expenses related to the merger discussed in Note 6 and for increased outpatient facility lease expenses from clinics opened or relocated in the past year. However, such costs are in-line with the year 2000 budget.

Bad debt expense

The Company incurred bad debt expense of $53,000 or approximately .68% of net patient service revenue during the second quarter of 2000 versus $137,000 or approximately 2.1% during the second quarter of 1999. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 1.5% and 3.2%, respectively, in the second quarter of 2000 and 1999.

Amortization of intangible and depreciation

Depreciation and amortization is $77,000 less than last year due to the write-off of PVL related assets in the third quarter of 1999 and other assets becoming fully amortized.

Interest and other non-operating expenses

Interest expenses were $480,000 for the second quarter of 2000 compared to $509,000 for 1999. This decrease can be attributed to a reduction in the principal balance for the senior debt offset somewhat by the increased effective interest rate in year 2000.

Income taxes

The Company has recorded a tax provision of $130,000 during the second quarter of 2000. As a result of the losses experienced in 1999 and prior years, the Company anticipates that substantially all taxable income in 2000 will be offset by tax loss carry forwards except for the estimated impact of alternative minimum tax (AMT), resulting in an effective tax rate that is lower than the statutory tax rate.

Net income

The net income for the second quarter of 2000 was $1,209,000 compared to $83,000 for the same period in 1999. This improvement is due to the increase in patient revenue, the closing of PVL in August of 1999, the absence of any Medicare adjustments in 2000 and continued cost control.

Six Months Ended June 30, 2000 and 1999

Total revenue

For the six month period ended June 30, 2000 the Company's total revenues increased by $1,834,000, or 13.6%, from $13,451,000 for the first six months of 1999 to $15,285,000 for 2000. Revenues decreased approximately $221,000 as the result of the closure or termination of certain clinics and contracts. Management fee revenues related to diagnostic services decreased approximately $627,000 and the Company opened new outpatient offices and entered into new contracts that resulted in an increase in net patient service revenues of $732,000. Net patient service revenue from continuing operations increased $1,950,000 as a result of most clinics meeting or exceeding revenue budget goals for patients visits and revenues per visit.

Cost of service and Gross profit

Cost of services decreased $278,000 from $6,398,000 for the first six months of 1999 to $6,120,000 for 2000, or 4.3%. As a percentage of net patient service revenue, cost of service decreased during the first six months of 2000, from 50.1% in 1999 to 40.2% in 2000. The improved margin reflects the termination of the mobile diagnostics business in August of 1999 and continuing cost and staffing level controls. The 1999 results also include charges for $762,000 of Medicare Audit Adjustments for 1996-1998. As a result of the increase in total revenue in the first six months of 2000, gross profit increased $2,112,000 from $7,053,000 for the first six months of 1999 to $9,165,000 for 2000. As a percentage of total revenue, gross profit increased from 52.4% of total revenue for the first six months of 1999 to 60.0% for the first six months of 2000.

Selling, general and administrative expense

Total selling, general and administrative expenses for the first six months increased $370,000 from $4,844,000 in 1999 to $5,214,000 in 2000. A significant portion of the 7.6% increase can be attributed to expenses related to the merger discussed in Note 6 and for increased outpatient facility lease expenses from clinics opened or relocated in the past year. However, such costs are in-line with the year 2000 budget.

Bad debt expense

The Company incurred bad debt expense of $31,000 or approximately .2% of net patient service revenue during the first six months of 2000 versus $236,000 or approximately 1.8% during the first six months of 1999. Bad debt expense in both years was reduced by the recovery of contract billings deemed uncollectible in prior years. Bad debt expense without any recoveries would have been approximately 1.2% and 3.0%, respectively, the first six months of 2000 and 1999.

Interest and other non-operating expenses

Interest expenses were $976,000 for the first six months of 2000 compared to $1,012,000 for 1999. This net decrease can be attributed to a reduction in the principal balance for the senior debt offset somewhat by the increased effective interest rate in year 2000.

Income taxes

The Company has recorded a tax provision of $150,000 during the first six months of 2000. As a result of the losses experienced in 1999 and prior years, the Company anticipates that substantially all taxable income will be offset by tax loss carry forwards except for the estimated impact of Alternative Minimum Tax
(AMT), resulting in an effective tax rate that is lower than the statutory tax rate.

Net Income

The net income for the first six months of 2000 was $2,106,000 compared to a net income of $159,000 for the same period in 1999. This improvement is due to the increase in patient revenues, the closing of PVL in August 1999, and the absence of any Medicare adjustments in 2000 and continued cost control.

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

During the six months ended June 30, 2000, $2,692,000 versus $954,000 of net cash was provided by operating activities during the first six months of 1999 primarily due to increased net income. The net cash used in investing activities decreased from $177,000 in the first six months of 1999 to $79,000 in the first six months of 2000 resulting primarily from a decrease in capital expenditures and an increase in distribution from subsidiary.

During the first six months of 1999, the Company made debt principal payments of $469,000 which primarily were schedule debt and lease payments other than to the Senior Lender, as well as, payments on debt to former owners and managers of the Company. This amount increased to $2,099,000 for the first six months of 2000 due to principal payments made to the Senior Lender in accordance with the Amended and Restated Credit Agreement. In addition, during the six months of 2000, the Company paid approximately $218,000 to minority interest holders in companies controlled by Northstar and $16,000 under contractual obligations with certain employees. During the first six months of 1999 and 2000, the Company made no additional material borrowings under any debt arrangements.

Summary of Financial Condition and Results of Operations

The Company has previously experienced problems with liquidity as a result of the expenses related to the contest for corporate control in 1997; the investigation and litigation expenses arising out of certain actions taken by the Company's pre-1996 management; prior year's operating losses; and prior obligations to buy out profit-sharing interests in several of the Company's key clinics. As a result of these circumstances, the Company's access to the capital and debt markets has been severely impaired. The Company's cash flow has increased significantly in 2000 allowing for substantial principal payments toward its Senior Debt. However, the Senior Debt must be referenced prior to December 31, 2000 unless the merger discussed in Note 6 is completed as the Senior Debt is scheduled to be fully paid during the closing of the transaction. If the merger is not completed the Company may be unable to raise additional capital and/or effect refinancing of its outstanding long-term debt obligations in the foreseeable future, the Company could be required to file a petition for relief under the provisions of the Bankruptcy Code.

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

Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

On or about February 18, 1998, Robert J. Smallacombe, a former director, employee and consultant of the Company commenced an action by filing a Praecipe for Writ of Summons against the Company, Mr. Zaucha and other related parties. Mr. Smallacombe believes he is entitled to the balance of his employment contract and certain stock options that may or may not have been granted. The Company believes that it has counterclaims against Mr. Smallacombe, and intends to vigorously defend itself against any claims brought by Mr. Smallacombe. On March 17, 2000, Mr. Zaucha filed a petition with the Court seeking the dismissal of the action because of Mr. Smallacombe's failure to prosecute same. On or about March 29, 2000, Mr. Smallacombe filed a complaint, alleging breach of contract and defamation, and seeking compensatory and punitive damages. On March 31, 2000, the Court of Common Pleas of Westmoreland County, Pennsylvania, entered a stay of the action pending the resolution of Mr. Zaucha's petition seeking dismissal of the case. On June 19, 2000, the Court ordered that further discovery was necessary to make a decision regarding Mr. Zaucha's petition seeking dismissal. Discovery is currently ongoing, and the petition remains unresolved.

Item 2. - Changes in Securities and Use of Proceeds

Chapter 1, Title 8, Section 170 of the Delaware Corporation Law provides that the directors of every corporation may declare and pay dividends either out of surplus or, in the event that there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The Company has experienced a loss for fiscal year 1999 and a profit for the first half of 2000, the Company has not had surplus during the past fiscal year and does not have surplus during the first half of fiscal year 2000, and therefore, the Company does not plan to declare and pay dividends on its Common Stock.

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

99       Form 8-K, dated June 30, 2000, item 5 "Other Events" reported

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northstar Health Services, Inc.
(Registrant)



By:  /s/ Thomas W. Zaucha
     -------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 14, 2000

By:  /s/ James R. Martin
     -------------------------
James R. Martin
Executive Vice President and Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)
Date:  August 14, 2000