Form 10-K/A
period 1999-12-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-08-18
CIK 896880

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

(MARK ONE)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From __________ to __________

         COMMISSION FILE NUMBER 0-21752

                         NORTHSTAR HEALTH SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              25-1697152
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)


665 PHILADELPHIA STREET, INDIANA, PENNSYLVANIA             15701
----------------------------------------------           ---------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (724) 349-7500
        Securities registered pursuant to Section 12(g) of the Act: None

                                                        Name of each exchange
         Title of each class                             on which registered
         --------------------                            -------------------
   Common Stock-Par Value $.01 Per Share                          *

*Due to circumstances described herein, the Common Stock was delisted on May 31, 1996 and is currently quoted on the Over the Counter Bulletin Board.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO_____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of such stock as of March 20, 2000 is set forth below:

                                        Aggregate Market Value of the Voting
          Class of Stock                     Stock held by Non-Affiliates
         ----------------                    ----------------------------
   Common Stock, $.01 par value                      $6,722,352

         The number of shares of Common Stock outstanding at March 20, 2000:
                                                                       5,975,424

  DOCUMENTS INCORPORATED BY REFERENCE:       PART OF FORM 10-K/A INTO WHICH THIS
            None                             DOCUMENT IS INCORPORATED:


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

         The following summarizes the activity for fiscal years 1999, 1998, 1997, 1996 and 1995 (dollars in thousands, except share data):


                                                                    As of December 31,
                                   --------------------------------------------------------------------------------------
                                      Restated            Restated          Restated         (B)               (B)
                                   ----------------    ----------------    ----------- ----------------- ----------------
BALANCE SHEET DATA:                     1999                1998              1997           1996             1995
                                   ----------------    ----------------    ----------- ----------------- ----------------
    Current Assets                        $  4,930            $  6,349       $  7,098           $ 9,446          $14,603
    Intangible Assets, net                  19,477              19,811         19,221            21,132           23,947
    Total Assets                            26,027              28,602         29,413            34,542           43,355
    Current Liabilities                     31,916              33,588         28,087            26,265           26,584
    Long Term Debt                             306               1,051          2,039             4,901            6,288
    Total Liabilities                       32,293              34,694         31,212            31,350           32,988
    Total Stockholders'
      (Deficit)/Equity                     (6,266)             (6,092)        (1,799)             3,192           10,367

                                                             Twelve Months Ended December 31,
                                   --------------------------------------------------------------------------------------
                                      Restated            Restated        Restated      Restated (B)              (B)
                                   ----------------    ---------------- -------------- ----------------       -----------
INCOME STATEMENT DATA                   1999                1998            1997            1996                 1995
                                   ----------------    ---------------- -------------- ----------------       -----------
    Net Revenue                             26,622          $   30,664     $   31,655       $   37,872        $   15,771
    Gross Profit                            14,145              15,522         14,331           19,083             5,131
    Operating Income/(Loss)                  1,946               1,764         (4,045)          (7,133) (A)      (11,962)
    Non-Operating Expenses                   1,934               1,481          2,228            2,226             1,041
    Extraordinary Loss                          --                  --             --               --              (274)
    Net Income/(Loss)                         (217)                401         (5,613)         (10,124) (A)      (13,101)
    Net Income/(Loss)per Share
      (Basic and Diluted)                    (0.04)               0.07          (0.95)           (1.63) (A)        (3.28)
    Weighted Average
    Number of
      Common Shares                      5,975,424           5,975,424      5,880,501        6,216,840         3,996,147
    Cash Dividends Per Common
      Share                                     --                  --             --               --                --


(A) The 1996 restatement of $1,177,000 relates to a PVL charge originally recorded as a disproportionate dividend in Equity that has been corrected to be recorded as additional compensation expense.

(B) The 1995 and 1996 figures have not been restated to the Equity Method of Recounting for a 49% owned partnership, as the changes were immaterial.

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

         The 1997 Loss before income taxes increased by $53,000 and minority interest decreased by the same amount resulting in no effect on net income.

                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1999


                                          1999            1999              1999
(In thousands)                          AS FILED       RESTATEMENTS       RESTATED
                                      -------------   -------------      ----------
TOTAL REVENUE                             27,867           (1,245)          26,622

GROSS PROFIT                              15,311           (1,166)          14,145

TOTAL OPERATING EXPENSES                  12,734             (535)          12,199

OPERATING INCOME                           2,577             (631)           1,946

TOTAL NON-OPERATING EXPENSES               2,414             (480)           1,934

INCOME BEFORE MINORITY INTEREST              177             (151)              26

MINORITY INTEREST                            394             (151)             243

NET (LOSS)                                  (217)              --             (217)


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1998

                                          1998            1998              1998
(In thousands)                          AS FILED       RESTATEMENTS       RESTATED
                                      -------------   ---------------  ---------------
TOTAL REVENUE                             31,881           (1,217)          30,664

GROSS PROFIT                              17,030           (1,508)          15,522

TOTAL OPERATING EXPENSES                  14,880           (1,122)          13,758

OPERATING INCOME                           2,150             (386)           1,764

TOTAL NON-OPERATING EXPENSES               1,670             (189)           1,481

INCOME BEFORE MINORITY INTEREST              846             (197)             649

MINORITY INTEREST                            445             (197)             248

NET INCOME                                   401               --              401


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1997


                                          1997             1997             1997
(In thousands)                          AS FILED       RESTATEMENTS       RESTATED
                                      -------------   ---------------   ------------
TOTAL REVENUE                             32,606             (951)          31,655

GROSS PROFIT                              16,193           (1,862)          14,331

TOTAL OPERATING EXPENSES                  20,134           (1,758)          18,376

OPERATING (LOSS)                          (3,941)            (104)          (4,045)

TOTAL NON-OPERATING EXPENSES               2,279              (51)           2,228

INCOME BEFORE MINORITY INTEREST           (5,450)             (53)          (5,503)
MINORITY INTEREST                            163              (53)             110

NET INCOME                                (5,613)              --           (5,613)

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

Asset Impairment Charge

         Included in 1998 results is a charge of $837,000 for Impaired Assets. Of this amount $781,000 relates to the write-off of the entire unamortized balance of goodwill related to nursing home contracts that were not renewed for the Company's Northstar Rehabilitation subsidiary. In addition, a $56,000 charge, net of related amortization, was recorded in 1998 for the Keystone Assembled Workforce for specific personnel who were no longer employed by the Company. In 1997, the Keystone Assembled Workforce charge was $230,000, net of amortization. The Keystone Assembled Workforce evaluation is based upon a detailed analysis of employees who were originally associated with this asset and the account balance is decreased for any such employees who have left the Company during the year.

         The Company also recorded a charge of $477,000 in 1997 for the entire unamortized balance of three employment contracts for individuals who left the Company during 1997.

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

         During 1999, the cash provided by operations was $1,058,000 versus $1,868,000 during 1998. This decrease in cash provided from operations can be attributed to a number of items, but is primarily the result of the reductions in accrued expense liabilities in 1999.

         The net cash used in investing activities was $299,000 in 1999 as compared to $240,000 in 1998, primarily related to capital expenditures for both years. During 1999, the Company made payments on long-term debt of $1,544,000, which were primarily scheduled debt and lease payments, as compared to payments of $1,079,000 in 1998. In addition, the Company paid approximately $227,000 to minority interest holders in companies controlled by Northstar and $131,000 under contractual obligations with certain employees. During 1999, the Company entered into capital lease arrangements to finance approximately $281,000 of capital equipment purchases, but did not make any additional material borrowings under any other debt arrangements. The Company holds ownership interest in several partnerships (Minority Interests) that it controls ranging from 49% - 85%. Distribution payments are made on a regular basis to the partners based upon performance of the individual partnerships and their respective percentage of ownership. The timing of such distributions recognizes the cash flow from their operations and does not adversely effect liquidity. During1999, the Company made distribution payments to partners in profitable partnerships of $355,000, compared to $396,000 for 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of Directors


       Name                         Age                    Position                        Held Since
       ----                         ---                    --------                        ----------
Michael S. Delaney*                 50         Secretary and Assistant Treasurer       March 1997
James R. Martin                     53         Executive Vice-President, Chief
                                               Financial Officer, Treasurer and
                                               Director                                October 1999
Lawrence F. Jindra, M.D.            41         Director                                March 1997
James H. McElwain                   54         Director                                March 1997
Mark G. Mykityshyn                  42         Director                                March 1997
Roger J. Reschini                   62         Director                                March 1997
David B. White                      44         Director                                March 1997
Thomas W. Zaucha                    54         Chairman of the Board of
                                               Directors, President and Chief
                                               Executive Officer                       November 1995

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


                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                        Long Term
                                                ---------------------------------------------     Compensation
                                                                                                   Securities
         Name and                                                             Other Annual         Underlying       All Other
    Principal Position            Year            Salary         Bonus       Compensation (1)      Options (#)   Compensation (2)
    ------------------            ----            ------         -----       ----------------      -----------   ----------------
Thomas W. Zaucha                  1999          $121,555 (3)      $0               $0                     0           $  300
Chairman, President               1998          $ 40,200 (3)      $0               $0                     0           $  300
And CEO                           1997          $125,000 (3)      $0               $0                     0           $  300

Lisa S. Guarino (Former)          1999          $ 79,679 (4)      $0               $0                 5,000           $1,738
Executive Vice President,         1998          $125,000 (4)      $0               $0                15,000           $  300
CFO and Treasurer                 1997          $134,445 (4)      $0               $0                15,000           $  300

James R. Martin, CFO              1999          $ 16,880 (5)      $0               $0               100,000           $    0
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


                                                                                                           Potential Realizable
                                                                                                              Value at Assumed
                                                                                                           Annual Rates of Stock
                                 # Securities         % of Total                                         Price Appreciation for
                                  Underlying         Options/SARS        Exercise                                Option Term
                                 Options/SARS         Granted to         or Base        Expiration          ------------------
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







                              [INSERT GRAPH HERE]











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


                              Beneficial Owner                            COMMON STOCK BENEFICIALLY OWNED (1)
                              ----------------                           -------------------------------------
                                                                         Number (2)                   Percent
                                                                         ----------                   -------
             5% HOLDERS (3)
             Thomas W. Zaucha (4)                                          963,958                     16.1%
             Roger J. Reschini (6)                                         341,271                      5.6%

             DIRECTORS (3)
             Lawrence F. Jindra, M.D. (5)                                   75,000                      1.2%
             James R. Martin (7)                                           182,400                      3.0%
             James H. McElwain (5)                                          75,000                      1.2%
             Mark G. Mykityshyn (5)                                         75,000                      1.2%
             David B. White (5)                                             75,000                      1.2%

             (FORMER) NAMED EXECUTIVE OFFICER
             Lisa S. Guarino (8)                                            17,000                      0.3%

             All Current Directors and Executive Officers as a
             group (total 8 persons)                                     1,804,629                     27.9%

             ---------------------------------------------

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

         Consolidated Statements of Operations
                  for the years ended December 31, 1999, 1998 and 1997          F-4

         Consolidated Statements of Stockholders' Equity
                  for the years ended December 31, 1999, 1998 and 1997          F-5

         Consolidated Statements of Cash Flows
                  for the years ended December 31, 1999, 1998 and 1997          F-7

         Notes to Consolidated Financial Statements                             F-8

                                                                               Page
                                                                               ----
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

21       Subsidiaries of the Registrant.

23       Consent of Counsel dated August 14, 2000.

27       Financial Data Schedule.

99       Opinion of Counsel dated March 23, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on the 18th day of August, 2000.

                                          NORTHSTAR HEALTH SERVICES, INC.

                                          By: /s/ Thomas W. Zaucha
                                             ------------------------------
                                             Thomas W. Zaucha, Chairman, CEO,
                                             President and Director
                                             (Principal Executive Officer)

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


              Signature                                  Title                                                   Date
              ---------                                  -----                                                   ----

/s/ James R. Martin                         Executive Vice President, Chief Financial
                                            Officer, Treasurer and Director
------------------------------              (Principal Accounting and Financial Officer)


/s/ Lawrence F. Jindra, MD                  Director

------------------------------

/s/ James H. McElwain                       Director

------------------------------

/s/ Mark G. Mykityshyn                      Director

------------------------------

/s/ Roger J. Reschini                       Director

------------------------------

/s/ David B. White                          Director

------------------------------

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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)

                                A S S E T S                         Restated          Restated
                                -----------                        December 31,     December 31,
                                                                       1999             1998
                                                                   ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                                        $   754          $   901
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
          $430 and $526, respectively                                  3,850            4,366
       Management fees                                                    13              224
       Miscellaneous                                                     206              464
    Prepaid expenses and other current assets                            107              394
                                                                     -------          -------
                  Total current assets                                 4,930            6,349
                                                                     -------          -------

PROPERTY AND EQUIPMENT, net (Notes  5 and 10)                          1,369            2,201

INTANGIBLE ASSETS, net (Note 4)                                       19,477           19,811

INVESTMENT IN SUBSIDIARY                                                 141              118

OTHER ASSETS                                                             110              123
                                                                     -------          -------

TOTAL ASSETS                                                         $26,027          $28,602
                                                                     =======          =======


   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)
                             (Dollars in Thousands)


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  Restated            Restated
                                                                                     December 31,        December 31,
                                                                                         1999                1998
                                                                                     ------------        ------------
CURRENT LIABILITIES:
    Current portion of long-term debt (Notes 6, 7, and 12)
       Senior Debt                                                                      $ 13,802           $ 14,083
       Thomas Zaucha and Zaucha Family Limited Partnership                                 4,989              4,069
       Other debt                                                                             87                509
    Accounts payable                                                                         591                833
    Accrued expenses (Note 8)
       Thomas Zaucha and Zaucha Family Limited Partnership                                 9,827              8,907
       Other obligations                                                                   1,911              4,272
    Contractual obligations to employees (Note 16)                                           709                915
                                                                                        --------           --------

                  Total current liabilities                                               31,916             33,588
                                                                                        --------           --------

LONG-TERM DEBT (Notes 6, 7, and 12)
    Thomas Zaucha and Zaucha Family Limited Partnership                                       --                809
    Other debt                                                                               306                242
                                                                                        --------           --------
                  Total long-term debt                                                       306              1,051

MINORITY INTEREST (Note 3)                                                                    71                 55
                                                                                        --------           --------

                  Total liabilities                                                       32,293             34,694
                                                                                        --------           --------

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 12 and 13) Preferred stock, par value
    $.01 per share, 1,000,000 shares
       authorized, none issued                                                                --                 --
                                                                                        --------           --------
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at December 31, 1999 and 1998                                  63                 63
    Additional paid-in capital                                                            22,642             22,599
    Warrants outstanding                                                                   1,487              1,487
    Retained deficit                                                                     (30,005)           (29,788)
    Less: Treasury stock, 362,564 shares in 1999 and 1998, at cost                          (453)              (453)
                                                                                        --------           --------

                  Total stockholders' equity (deficit)                                    (6,266)            (6,092)
                                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 26,027           $ 28,602
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


                                               Common Stock            Common Shares Issuable
                                               ------------            ----------------------        Additional       Warrants
                                        Shares Issue      Amount       Shares          Amount     Paid-in Capital   Outstanding
                                        ------------      ------       ------          ------     ---------------   -----------
BALANCE, December 31, 1996                6,229,718        $62           --               --          $ 26,208         $ 1,951
  Issuance of common stock                  108,270          1           --               --               180              --
  Issuance of warrants for
  consulting services                          --           --           --               --                --             441

  Net Loss                                     --           --           --               --                --              --
                                          ------------------------------------------------------------------------------------
BALANCE, December 31, 1997                6,337,988         63           --               --            26,388           2,392
  Expiration of warrants                       --           --           --               --               905            (905)
  Recognition of stock guarantee
    in connection with acquisition             --           --           --               --            (4,694)             --
  Net Income                                   --           --           --               --              --                --

                                          ------------------------------------------------------------------------------------
BALANCE, December 31, 1998                6,337,988         63           --               --            22,599           1,487
  Reprice bank warrants                        --           --           --               --                43              --
  Net Loss                                     --           --           --               --                --              --
                                          ------------------------------------------------------------------------------------

                                          ====================================================================================
BALANCE,  December 31, 1999               6,337,988        $63           --               --          $ 22,642         $ 1,487
                                          ====================================================================================



   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 1)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                             Treasury Stock
                                           Retained        -------------------       Notes
                                          (Deficit)        Shares       Amount     Receivable    Total
                                          ---------        ------       ------     ----------    -----
BALANCE, December 31, 1996                 (24,576)        362,564        (453)        --        3,192
  Issuance of common stock                      --              --          --         --          181
  Issuance of warrants for
  consulting services                           --              --          --         --          441
  Net Loss                                  (5,613)             --          --         --       (5,613)
                                           ------------------------------------------------------------

BALANCE, December 31, 1997                 (30,189)        362,564        (453)        --       (1,799)
  Expiration of warrants                        --              --          --         --           --
  Recognition of stock guarantee in
    connection with acquisition                 --              --          --         --       (4,694)
  Net Income                                   401              --          --         --          401
                                           ------------------------------------------------------------

BALANCE, December 31, 1998                 (29,788)        362,564        (453)        --       (6,092)
  Reprice bank warrants                         --              --          --         --           43
  Net Loss                                    (217)             --          --         --         (217)
                                           ------------------------------------------------------------

                                           ============================================================
BALANCE, December 31, 1999                 (30,005)        362,564        (453)        --       (6,266)
                                           ============================================================


    The accompanying notes are an integral part of these financial statements

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTES 1 AND 2) FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                                                                   Restated          Restated          Restated
                                                                                     1999              1998              1997
                                                                                   -------           -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)/income                                                              $  (217)          $   401           $(5,613)
    Adjustments to reconcile net (loss)/income to net cash provided by operating activities-
          Depreciation and amortization                                              2,148             2,317             2,583
          Legal settlements                                                           (263)               --            (2,001)
          Provision for doubtful accounts                                              342               365             1,965
          Asset impairment charge                                                      938               837               707
          Loss on discounted obligation                                                 27                --                --
          Interest on discounted obligation                                            127               209               223
          Loss/(Gain) on sale of equipment                                               7               (13)               66
          Gain on sale of joint venture interests                                       --              (190)               --
          Provision for decrease/(increase) in contractual obligations to
              employees                                                                (75)               26                63
          Compensation expense related to options and warrants                          --                --               441
          Equity in Subsidiary Income                                                 (145)             (190)              (51)
          Minority interest                                                            243               248               110
          Change in current assets and liabilities -
              Decrease/(increase) in receivables                                       708             1,144            (1,350)
              Decrease/(increase) in other current assets                              287              (237)              503
              (Decrease)/increase in accounts payable                                 (242)           (1,568)              353
              (Decrease)/increase in accrued expenses                               (2,848)           (1,481)            2,846
                                                                                   -------           -------           -------
                  Net cash provided by operating activities                          1,037             1,868               845
                                                                                   -------           -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (418)             (540)             (428)
    Deposits, loans and investments                                                     13                57               100
     Proceeds from sale of equipment                                                    10                88                31
      Distribution from Subsidiary                                                     122               155                75
                                                                                   -------           -------           -------
                  Net cash used in investing activities                               (273)             (240)             (222)
                                                                                   -------           -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                               --                --               181
   Payments on long-term debt                                                       (1,544)           (1,079)           (1,041)
   Payments of contractual obligations to employees                                   (131)             (143)             (665)
   Distributions to minority interests                                                (227)             (236)             (124)
   Borrowings on long-term debt                                                        991                75                76
                                                                                   -------           -------           -------
                  Net cash used in financing activities                               (911)           (1,383)           (1,573)
                                                                                   -------           -------           -------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (147)              245              (950)

CASH AND CASH EQUIVALENTS, beginning balance                                           901               656             1,606
                                                                                   -------           -------           -------

CASH AND CASH EQUIVALENTS, end balance                                                 754           $   901           $   656
                                                                                   =======           =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
Interest paid                                                                      $ 2,458           $ 1,877           $ 1,520
Income taxes paid                                                                       --                11                41

NONCASH INVESTING ACTIVITIES:
Capital lease obligations                                                          $   281           $   194           $    43
Earn-out accrued on Keystone acquisition                                             1,407             2,502                --
Accrual for Keystone acquisition stock price guarantee                                  --             4,694                --
Issuance of Common Stock warrants for services                                          --                --               441
Reprice warrants to bank as debt discount                                               43                --                --


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

         The 1997 Loss before income taxes increased by $53,000 and minority interest decreased by the same amount resulting in no effect on net income.


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1999

                                           1999            1999               1999
(In thousands)                           AS FILED      RESTATEMENTS         RESTATED
                                         ---------     ------------         --------
TOTAL REVENUE                              27,867          (1,245)           26,622

GROSS PROFIT                               15,311          (1,166)           14,145

TOTAL OPERATING EXPENSES                   12,734            (535)           12,199

OPERATING INCOME                            2,577            (631)            1,946

TOTAL NON-OPERATING EXPENSES                2,414            (480)            1,934

INCOME BEFORE MINORITY INTEREST               177            (151)               26

MINORITY INTEREST                             394            (151)              243

NET (LOSS)                                   (217)             --              (217)

                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1998

                                           1998            1998               1998
(In thousands)                           AS FILED      RESTATEMENTS         RESTATED
                                         --------      ------------         --------
TOTAL REVENUE                             31,881          (1,217)            30,664

GROSS PROFIT                              17,030          (1,508)            15,522

TOTAL OPERATING EXPENSES                  14,880          (1,122)            13,758

OPERATING INCOME                           2,150            (386)             1,764

TOTAL NON-OPERATING EXPENSES               1,670            (189)             1,481

INCOME BEFORE  MINORITY INTEREST             846            (197)               649

MINORITY INTEREST                            445            (197)               248

NET INCOME                                   401              --                401


                   CONDENSED SUMMARY OF RESTATEMENTS FOR 1997


                                          1997            1997               1997
(In thousands)                          AS FILED       RESTATEMENTS         RESTATED
                                        --------       ------------         --------
TOTAL REVENUE                             32,606            (951)            31,655

GROSS PROFIT                              16,193          (1,862)            14,331

TOTAL OPERATING EXPENSES                  20,134          (1,758)            18,376

OPERATING (LOSS)                          (3,941)           (104)            (4,045)

TOTAL NON-OPERATING EXPENSES               2,279             (51)             2,228

(LOSS) BEFORE MINORITY INTEREST           (5,450)            (53)            (5,503)
MINORITY INTEREST                            163             (53)               110

NET (LOSS)                                (5,613)             --             (5,613)


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

         The Company grants credit without collateral to its patients, most of who are local residents and are insured under third-party payor agreements. The mix of gross receivables from patients and third-party payors at December 31, 1999 and 1998, was as follows:

                                                           1999       1998
                                                           ----       ----
Workers' compensation                                        22%        21%
Other third-party payors                                     40         35
Blue Cross, Blue Shield & related managed care products      26         22
Contracts with nursing homes and other such providers         5          9
Medicare                                                      6         11
Self-pay patients                                            --          1
Medicaid                                                      1          1
                                                           ----       ----
                                                            100%       100%
                                                           ----       ----

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

Intangible Assets

         Intangible assets consist of the excess of cost over net assets of acquired organizations (goodwill), non- compete and employment agreements with certain key employees of organizations, which have been acquired, the Keystone tradename and assembled workforce and other intangibles consisting primarily of deferred financing costs.

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

         The Company also purchased certain assets of Penn Vascular Lab, PC. The total purchase price of the Vascusonics/PVL acquisition was $2,300,000, which consisted of the following:

         PVL acquisition was $2,300,000, which consisted of the following:

         Cash                                               $   50,000
         Note                                                  100,000
         Common Stock, 362,564 shares                        2,150,000
                                                            ----------
         Total Consideration                                $2,300,000
                                                            ==========

         The purchase price was allocated as follows:
         Net Assets Acquired                                   467,000
         Non-Complete Agreements                                25,000
         Goodwill                                            1,808,000
                                                            ----------
         Total Consideration                                $2,300,000
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

4. INTANGIBLE ASSETS:

         Intangible Assets and the related amortization periods consist of the following (dollars in thousands):

                                                          December 31,
                                                          ------------
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

5. PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following (dollars in thousands):

                                            December 31,
                                            ------------
                                          1999         1998
                                         -------     -------
Vehicles                                 $    42     $   189
Clinical equipment                           838       1,678
Furniture and fixtures                       894         835
Leased medical equipment                     869       1,624
Leasehold improvements                     1,272         946
                                         -------     -------
                 Total cost basis        $ 3,915     $ 5,272
Less accumulated depreciation             (2,546)     (3,071)
Property and equipment - net             $ 1,369     $ 2,201
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

                                   December 31,
                                   ------------
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

8. ACCRUED EXPENSES:

         Accrued expenses consist of the following (dollars in thousands):

                                                                      December 31,
                                                                  -------------------
                                                                    1999       1998
                                                                  -------     -------
Earn-out payments due to the Zaucha's                             $ 3,961     $ 2,704
Stock guarantee due to the Zaucha's                                 4,694       4,694
Accrued interest due to the Zaucha's                                  560         415
Reimbursement of consent solicitation costs to Thomas Zaucha          612       1,094
Payroll, including payroll taxes and deductions                       973         921
Accrued interest - other                                              137         953
Other                                                                 801       2,398
                                                                  -------     -------
Total accrued expenses                                            $11,738     $13,179
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

         A summary of these unusual and non-recurring items is as follows (dollars in thousands):

                                                                           Restated     Restated    Restated
                                                                             1999         1998        1997
                                                                             ----         ----        ----
         Company costs for legal services related to consent
             solicitation incurred by Brody management (Note 12)             $ --         $ --      $   527
         Consent solicitation costs incurred by Mr. Zaucha                                  --        1,750
         Legal and accounting fees                                             --           --          693
         Litigation costs                                                      43           75          558
         Corporate restructuring costs                                         (2)         202          344
         Ultrasonics and management services legal settlements                 --           --       (2,001)
                                                                             ----         ----      -------
         Total                                                               $ 41         $277      $ 1,871
                                                                             ====         ====      =======

         Corporate Restructuring costs incurred in 1997 and 1998 legal fees related to the restructuring of the Company's debt agreement with its primary lender; legal and other costs incurred related to the duties of the Special Committee of the Board of Directors; and legal fees incurred for other projects related to corporate restructuring.

         In 1997, the Company realized a benefit of $1,418,751 for the write-off of lease obligations as the result of the settlement of the Ultrasonics/Jeff Bergman suit. In 1997 the Company recorded a benefit of $501,779 related to accruals for a management services agreement with James Shields. The action was based upon an investigation and the opinion of counsel, Manion McDonough & Lucas, P.C., that the possibility that Mr. Shields might recover on any claim he may have against the Company under the Management Agreement in question is remote. This matter was concluded in 1999 by a settlement to the Company of $75,000, net of related legal fees.

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

                                                                 1999      1998         1997
                                                                 ----      ----         ----
         Net Profit/(Loss)                  As Reported         $(217)     $ 401      $(5,613)
                                            Pro Forma           $(309)     $ 203      $(7,003)

         Basic income/(loss) per share      As Reported         $(.04)     $0.07      $ (0.95)
                                            Pro Forma           $(.05)     $0.03      $ (1.19)


         The activity regarding the 1992, 1994, 1997 and Independent Plans is as follows:

                                          1999                     1998                        1997
                                          ----                     ----                        ----
                                              Wt. Avg.                   Wt. Avg.                    Wt. Avg.
                                  Shares      Ex. Price     Shares       Ex Price      Shares        Ex Price
                                  ------      ---------     ------       --------      ------        --------
Outstanding at beginning of
    year                          1,072,499       1.59     1,187,758       $2.54        681,200       $ 4.12
Granted                             172,500        .45       402,966        0.68        921,933         2.06
Exercised                                --         --            --          --             --           --
Expired/canceled                   (242,833)      1.86     (518,225)        3.07      (415,375)         4.09
Outstanding at end of year        1,002,166       1.33     1,072,499        1.59      1,187,758         2.53
Exercisable at end of year          927,166       1.42     1,072,499        1.59      1,187,758         2.53
Wt. Avg. fair value of
    options granted              $      .20               $     0.61                 $     1.90

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

         The following summarizes the activity under the 1994 Plan:

                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options
   Outstanding at beginning of year                    37,500                    37,500                   17,500
   Granted                                               --                        --                     37,500
   Exercised                                             --                        --                      --
   Expired/Canceled                                      --                        --                    (17,500)
   Outstanding at end of year                          37,500                    37,500                   37,500


                                                 December 31, 1999         December 31, 1998        December 31, 1997
                                                 -----------------         -----------------        -----------------
   Options price share ranges
   Outstanding at beginning of year                    $2.375                    $2.375              $6.125 - 7.3125
   Granted                                               --                        --                     $2.375
   Options exercisable at end of year                  37,500                    37,500                   37,500
   Exercisable option price ranges                     $2.375                    $2.375                   $2.375
   Options available for grant at end of year         112,500                   112,500                  112,500

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

         The following summarizes the Company's warrant activity:


                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrants-
Outstanding at beginning of year                565,000                    843,500                     693,500
Granted                                            --                        --                        237,500
Exercised                                          --                        --                          --
Expired/Canceled                                   --                     (278,500)                   (87,500)
Outstanding at end of year                      565,000                    565,000                     843,500

                                           December 31, 1999          December 31, 1998           December 31, 1997
                                           -----------------          -----------------           -----------------
Warrant price per share ranges
Outstanding at beginning of year             $2.55 - 8.29                $2.55 - 8.29               $5.50 - 6.29
Granted during the year                          $ .25                        --                        $2.55
Warrants exercisable at end of year             565,000                    565,000                     843,500
Exercisable warrant price ranges              $.25 - 8.29                $2.55 - 8.29               $2.55 - 8.29


14. INCOME TAXES:

         The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                                     Year Ended December 31,
                                                                               1999           1998            1997
                                                                               ----           ----            ----
         Current:
              Federal                                                         $  --          $ (272)        $  (770)
              State                                                              --              --              --
         Deferred:
              Federal                                                           102             734          (1,461)
              State                                                              19            (316)           (150)
              Valuation allowance                                              (135)           (512)          1,611
                                                                              -----          ------         -------
                                                                              $ (14)         $ (366)        $  (770)
                                                                              =====          ======         =======

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

         The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999, 1998 and 1997, are as follows (dollars in thousands):


                                      1999                    1998                    1997
                                      ----                    ----                    ----
                                Carrying   Fair        Carrying     Fair      Carrying     Fair
                                Amount     Value       Amount       Value      Amount     Value
                                ------     -----       -----        -----      ------     -----
Cash and cash
equivalents                     $   754   $   754      $   901    $   901     $   656    $   656

Long-term debt, including
    Current portion             $19,257   $19,257      $19,549    $19,549     $19,786    $19,786


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

                                                    /s/ Arthur Andersen LLP

Pittsburgh, Pennsylvania
    March 9, 2000

                                                                     Schedule II


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                FOR YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997
                             (Dollars in Thousands)

                                Restated        Restated                                                Restated
                               Balance at      Charged to                  Restated                    Balance at
                              Beginning of      Costs and   Restated    Deductions from    Restate       End of
                                 Period         Expenses   Recoveries     Reserve (1)       Other        Period
                                 ------         --------   ----------     -----------       -----        ------
Year ended December 31,
  1997 - Allowance for
  doubtful accounts              $2,015          1,965         --            (2,680)          --         $1,300

Year ended December 31,
  1998 - Allowance for
  doubtful accounts              $1,300            365         --            (1,139)          --         $  526

Year ended December 31,
  1999 - Allowance for
  doubtful accounts              $  526            342         --              (438)          --         $  430

(1) Represents uncollected accounts charged against the allowance account.