Form 10-Q/A
period 2000-03-31
NORTHSTAR HEALTH SERVICES INC
filed 2000-08-18
CIK 896880

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

                          YES  X                   NO
                              ---                     ---

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

               CLASS                              OUTSTANDING AS OF May 5, 2000
-------------------------------------             -----------------------------
Common Stock, par value $.01 per share                      5,975,424

Transitional Small Business Disclosure Format (Check one):

                          YES                      NO  X
                              ---                     ---

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES
                ------------------------------------------------



INDEX                                                                     PAGE
-----                                                                     ----

Part I - FINANCIAL INFORMATION

    Item 1.

         Condensed Consolidated Balance Sheets as of
              March 31, 2000 and December 31, 1999                          1

         Condensed Consolidated Statements of Operations
              for  the three months ended March 31, 2000 and 1999           3

         Condensed Consolidated Statements of Cash Flows
              for  the three months ended March 31, 2000 and 1999           4

         Notes to Condensed Consolidated Financial Statements               5

    Item 2.

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9

    Item 3.

         Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                   12

Part II - OTHER INFORMATION

    Item 1. - Legal Proceedings                                            12

    Item 2. - Changes in Securities and Use of Proceeds                    13

    Item 6 - Exhibits and reports on form 8-K                              14

Item 1. - Financial Statements


                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                             (Dollars in Thousands)

                                A S S E T S
                                -----------                        Restated         Restated
                                                                   March 31,       December 31,
                                                                     2000             1999
                                                                  -----------      ------------
                                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                       $   405         $   754
    Accounts receivable-
       Patients, net of allowances for doubtful accounts of
           $338 and $430 respectively                                 4,070           3,850
       Management fees                                                    5              13
       Miscellaneous                                                    152             206
    Prepaid expenses and other current assets                           265             107
                                                                    -------         -------
    Total current assets                                              4,897           4,930
                                                                    -------         -------
PROPERTY AND EQUIPMENT, net                                           1,311           1,369

INTANGIBLE ASSETS, net (Note 2)                                      19,273          19,477

INVESTMENT IN SUBSIDIARY                                                179             141

OTHER ASSETS                                                            106             110

TOTAL ASSETS                                                        $25,766         $26,027
                                                                    =======         =======






   The accompanying notes are an integral part of these financial statements.

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                    (Dollars in Thousands, Except Share Data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------                          Restated           Restated
                                                                                 March 31,         December 31,
                                                                                    2000               1999
                                                                                 ---------         ------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)
       Senior Debt                                                                $ 12,749          $ 13,802
       Thomas Zaucha and Zaucha Family Limited Partnership                           5,005             4,989
       Other debt                                                                      103                87
    Accounts payable                                                                   498               591
    Accrued expenses
       Thomas Zaucha and Zaucha Family Limited Partnership                           9,757             9,827
       Other Obligations                                                             1,884             1,911
    Contractual obligations to employees                                               758               709
                                                                                  --------          --------
           Total current liabilities                                                30,754            31,916
                                                                                  --------          --------

LONG-TERM DEBT (Note 3)                                                                259               306

MINORITY INTEREST                                                                      122                71

           Total liabilities                                                        31,135            32,293

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized, none issued                                                          --                --
    Common stock, par value $.01 per share, 20,000,000 shares authorized;
       6,337,988 shares issued at March 31, 2000 and December 31, 1999                  63                63
    Additional paid-in capital                                                      22,642            22,642
    Warrants outstanding                                                             1,487             1,487
    Retained deficit                                                               (29,108)          (30,005)
    Less:  Treasury stock, 362,564 shares in 2000 and 1999, at cost                   (453)             (453)
                                                                                  --------          --------
           Total stockholders' equity/(deficit)                                     (5,369)           (6,266)
                                                                                  --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 25,766          $ 26,027
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)

                    (Dollars in Thousands, Except Share Data)
                                   (Unaudited)

                                                                   Restated             Restated
                                                                   Three Months Ended March 31,
                                                                 --------------------------------
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

                NORTHSTAR HEALTH SERVICES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Restated          Restated
                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2000             1999
                                                                                   -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $   897          $    76
    Adjustments to reconcile net income to net cash provided by  operating activities-
    Depreciation and amortization                                                      402              548
    Provision for doubtful accounts                                                    (22)              99
    Interest on discounted obligation                                                   19               38
    Provision for increase(decrease) in contractual obligations to
       employees                                                                        57              (50)
    Equity in Subsidiary Income                                                        (86)              28

    Minority interest                                                                  137               62
    Change in current assets and liabilities-
    (Increase)/Decrease in receivables                                                (136)             193
    (Increase)/Decrease in other current assets                                       (158)             245
    (Decrease)/Increase in accounts payable                                            (93)              19
    (Decrease) in accrued expenses                                                     (97)             (38)
                                                                                   -------          -------
                  Net cash provided by operating activities                            920            1,220
                                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                                                     --                1
    Capital expenditures                                                               (99)            (139)
    Deposits, loans and investments                                                      4              (18)
    Distribution from Subsidiary                                                        48              (25)
                                                                                   -------          -------
                  Net cash used in investing activities                                (47)            (181)
                                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt                                                                (1,127)            (164)
    Distributions to minority interests                                                (86)             (35)
    Payments of contractual obligations to employees                                    (9)             (33)
                                                                                   -------          -------
                  Net cash used in financing activities                             (1,222)            (232)
                                                                                   -------          -------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (349)             807

CASH AND CASH EQUIVALENTS, beginning balance                                           754              901
                                                                                   -------          -------

CASH AND CASH EQUIVALENTS, ending balance                                          $   405          $ 1,708
                                                                                   =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW DATA:
    Interest paid                                                                  $   542          $   445
    Income taxes paid/(refunded)                                                        20              (14)



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

Restatements

The financial statements for the three months ended March 31, 1999 and 2000 have been restated to correct an error in recording the Company's 49% ownership interest in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net income or Shareholders' Equity of the Company.

Management fee operating expenses for the three months ended March 31, 1999 have also been restated for better presentation with no effect on operating or net income. Management fee expenses had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses. The total of all restatements had no effect on Net Income for any of the periods presented. However, Total Revenue decreased by $304,000 and $407,000 for the three months ended March 31, 1999 and 2000, respectively. Total Operating Expenses decreased by $278,000 and $93,000 for the same periods. Operating Income for the three months ended March 31, 1999 and 2000 decreased by $57,000 and $176,000, respectively. Non-Operating expenses for the three months ended March 31, 1999 and 2000, decreased $28,000 and $86,000 due to the restatements. Income before Minority Interest and Minority Interest both decreased by $29,000 and $90,000 for the three months ended March 31, 1999 and 2000, respectively. These restatements did not change Net Income.

     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED MARCH 31, 1999

(In thousands)                              AS FILED         RESTATEMENTS            RESTATED
                                            --------         ------------            --------
TOTAL REVENUE                                  6,983                 (304)              6,679

GROSS PROFIT                                   3,914                 (335)              3,579

TOTAL OPERATING EXPENSES                       3,260                 (278)              2,982

OPERATING INCOME                                 654                  (57)                597

TOTAL NON-OPERATING EXPENSES                     501                  (28)                473

INCOME BEFORE MINORITY INTEREST                  167                  (29)                138

MINORITY INTEREST                                 91                  (29)                 62

NET INCOME                                        76                   --                  76

     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2000

(In thousands)                              AS FILED         RESTATEMENTS            RESTATED
                                            --------         ------------            --------
TOTAL REVENUE                                  7,897                 (407)              7,490

GROSS PROFIT                                   4,638                 (269)              4,369

TOTAL OPERATING EXPENSES                       2,998                  (93)              2,905

OPERATING INCOME                               1,640                 (176)              1,464

TOTAL NON-OPERATING EXPENSES                     496                  (86)                410

INCOME BEFORE MINORITY INTEREST                1,124                  (90)              1,034

MINORITY INTEREST                                227                  (90)                137

NET INCOME                                       897                   --                 897


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

The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended March 31, 2000 and 1999 (dollars in thousands):

                                                             For the three months ended March 31,
                                                             ------------------------------------
                                                                   2000                 1999
                                                                   ----                 ----
         Basic earnings per share:
            Net income                                         $      897            $       76
            Average shares outstanding                          5,975,424             5,975,424
            Income per share                                   $     0.15            $     0.01
         Diluted earnings per share:
            Net income                                         $      897            $       76
            Average shares outstanding                          5,975,424             5,975,424
            Stock options                                         202,531                90,377
                                                               ----------            ----------
            Diluted average shares outstanding                  6,177,955             6,065,801
            Income per share                                   $     0.15            $     0.01

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

2. INTANGIBLE ASSETS:

Intangible assets and the related amortization periods consist of the following (dollars in thousands):

                                                           March 31,       December 31,
                                                             2000              1999
                                                           --------        ------------
Excess of cost over net assets acquired (40 years)         $ 19,144          $ 19,144
Employment agreements (2 to 7 1/2 years)                        625               625
Keystone tradename (20 years)                                 2,500             2,500
Covenant not to compete (5 years)                                --                53
Assembled Keystone workforce (5 years)                          400               400
Deferred financing and other costs (5 years)                     --               754
                                                           --------          --------

Gross intangible assets                                      22,669            23,476

Less-accumulated amortization                                (3,396)           (3,999)
                                                           --------          --------

Net intangible assets                                      $ 19,273          $ 19,477
                                                           ========          ========


3.  DEBT:

Debt consists of the following (dollars in thousands):

                                                                               March 31,       December 31,
                                                                                 2000             1999
                                                                               --------        ------------
Amended and Restated Credit Agreement with two Senior Lenders
                                                                               $ 12,749          $ 13,802
Non-interest bearing term notes to Thomas Zaucha and the Zaucha
     Family Limited Partnership                                                   2,625             2,625
Term notes to Thomas Zaucha and the Zaucha Family Limited Partnership             2,400             2,400
Capital lease obligations with interest rates ranging from 9% to 15.6%              147               192
Other debt                                                                          353               380
                                                                               --------          --------
Total long-term debt                                                             18,274            19,399

     Less:
         Current portion                                                        (17,857)          (18,878)
         Debt discount                                                             (158)             (215)
                                                                               --------          --------
Long-term debt                                                                 $    259          $    306
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

Results of Operations

Restatements

The financial statements for the three months ended March 31, 1999 and 2000 have been restated to correct an error in recording the Company's 49% ownership interest in an outpatient clinic partnership. The Company had previously consolidated this partnership since the Company controlled the operation of the Partnership. These statements have been corrected to reflect the operations of the partnership using the Equity Method of Accounting. This correction had no effect on Net income or Shareholders' Equity of the Company.

Management fee operating expenses for the three months ended March 31, 1999 have also been restated for better presentation with no effect on operating or net income. Management fee expenses had previously been reported on a separate line item in Operating Expenses. These costs have now been more properly included in the appropriate expense categories, primarily Cost of Service and Selling, general and administrative expenses.


The total of all restatements had no effect on Net Income for any of the periods presented. However, Total Revenue decreased by $304,000 and $407,000 for the three months ended March 31, 1999 and 2000, respectively. Total Operating Expenses decreased by $278,000 and $93,000 for the same periods. Operating Income for the three months ended March 31, 1999 and 2000 decreased by $57,000 and $176,000, respectively. Non-Operating expenses for the three months ended March 31, 1999 and 2000, decreased $28,000 and $86,000 due to the restatements. Income before Minority Interest and Minority Interest both decreased by $29,000 and $90,000 for the three months ended March 31, 1999 and 2000, respectively. These restatements did not change Net Income.

     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED MARCH 31, 1999

(In thousands)                              AS FILED         RESTATEMENTS            RESTATED
                                            --------         ------------            --------
TOTAL REVENUE                                  6,983                (304)              6,679

GROSS PROFIT                                   3,914                (335)              3,579

TOTAL OPERATING EXPENSES                       3,260                (278)              2,982

OPERATING INCOME                                 654                 (57)                597

TOTAL NON-OPERATING EXPENSES                     501                 (28)                473

INCOME BEFORE MINORITY INTEREST                  167                 (29)                138

MINORITY INTEREST                                 91                 (29)                 62

NET INCOME                                        76                  --                  76


     CONDENSED SUMMARY OF RESTATEMENTS FOR THREE MONTHS ENDED MARCH 31, 2000


(In thousands)                              AS FILED         RESTATEMENTS            RESTATED
                                            --------         ------------            --------
TOTAL REVENUE                                  7,897                 (407)              7,490

GROSS PROFIT                                   4,638                 (269)              4,369

TOTAL OPERATING EXPENSES                       2,998                  (93)              2,905

OPERATING INCOME                               1,640                 (176)              1,464

TOTAL NON-OPERATING EXPENSES                     496                  (86)                410

INCOME BEFORE MINORITY INTEREST                1,124                  (90)              1,034

MINORITY INTEREST                                227                  (90)                137

NET INCOME                                       897                   --                 897


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

23       Consent of Counsel dated August 14, 2000

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

Northstar Health Services, Inc.
(Registrant)



By:  /s/ Thomas W. Zaucha
    --------------------------
Thomas W. Zaucha
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)
Date: August 18, 2000


By:  /s/ James R. Martin
    ---------------------------
James R. Martin
Executive Vice President and Chief Financial Officer
and Treasurer
(Principal Accounting and Financial Officer)
Date: August 18, 2000